Form 10-K405
period 1998-12-31
SEABULK TRANSMARINE PARTNERSHIP LTD
filed 1999-04-01
CIK 1082567

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the year ended December 31, 1998

                         Commission File Number 333-42039

                      SEABULK TRANSMARINE PARTNERSHIP, LTD.
             (Exact name of registrant as specified in its charter)

                    Florida                                     59-2580172
          State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                  Identification Number)

          2200 Eller Drive, P.O. Box 13038
          Ft. Lauderdale, Florida                                 33316
           (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code:  (954) 523-2200

          Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES . NO X.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         The Registrant  meets the conditions set forth in General  Instructions
(I)(1)(a) and (b) of Form 10-K (as modified by grants of no-action relief to unrelated parties) and is therefore filing this form using the reduced disclosure format specified therein.



--------------------------------------------------------------------------------

                      SEABULK TRANSMARINE PARTNERSHIP, LTD.

                                    FORM 10-K


                                Table of Contents

Item                                                                                                           Page


                                                      Part I
1        Business...........................................................................................   1
2        Properties.........................................................................................   2
3        Legal Proceedings..................................................................................   2
4        Submission of Matters to a Vote of Security Holders................................................   2

                                                      Part II

5        Market for Registrant's Common Equity and Related Stockholder Matters..............................   3
6        Selected Financial Data............................................................................   3
7        Management's Narrative Analysis of the Results of Operations.......................................   3
7A       Quantitative and Qualitative Disclosures About Market Risk.........................................   4
8        Financial Statements...............................................................................   4
9        Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...............................................................................   4

                                                     Part III

10       Directors and Executive Officers of the Registrant.................................................   5
11       Executive Compensation.............................................................................   5
12       Security Ownership of Certain Beneficial Owners and Management.....................................   5
13       Certain Relationships and Related Transactions.....................................................   5

                                                      Part IV

14       Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................   6


                                   PART I

Item 1.  Business

General

         Seabulk Transmarine Partnership, Ltd. (the "Company"), a Florida limited partnership and an indirect 67.33%-owned subsidiary of Hvide Marine Incorporated (the "Parent"), provides marine transportation services to companies that transport specialty chemicals in the U.S. domestic trade by time chartering its vessel the Seabulk America, a 46,300 deadweight ton chemical product carrier, to such companies. The Company time charters the Seabulk America to Ocean Specialty Tankers Corporation ("OSTC"), an indirect wholly owned subsidiary of the Parent, which in turn markets the vessel directly to companies in the chemical industry. Under the charter with OSTC, the current charter hire for the Seabulk America is $28,400 per day.

         In the U.S. domestic chemical transportation trade, vessels carry chemicals, primarily from chemical manufacturing plants and storage tank facilities along the coast of the U.S. Gulf of Mexico to industrial users in and around Atlantic and Pacific coast ports. The chemicals transported consist primarily of caustic soda, alcohol, chlorinated solvents, paraxylene, alkylates, toluene, methyl tertiary butyl ether (MTBE), phosphoric acid, and lubricating oils. Coastwise chemical tonnage demand has increased in recent years as a result of the general expansion of the U.S. economy and as gasoline additives have begun to move coastwise. Certain of the chemicals transported must be carried in vessels with specially coated or stainless steel cargo tanks; further, many of these chemicals are very sensitive to contamination and require special cargo-handling equipment.

         The Seabulk America has full double bottoms (as distinct from double hulls). Double bottoms provide increased protection over single-hull vessels in the event of a spill. Delivered in 1990, the Seabulk America is the only vessel in the U.S. domestic trade capable of carrying large cargoes of acid, as a result of its large high-grade alloy stainless steel tanks, and the only such vessel strengthened to carry relatively heavy cargoes such as phosphoric and other acids. The Seabulk America's stainless steel tanks were constructed without internal structure, which greatly reduces cargo residue from transportation and results in less cargo degradation. Stainless steel tanks, unlike epoxy-coated tanks, also do not require periodic sandblasting and recoating. The Seabulk America was one of the first U.S.-flag carriers to be equipped with state-of-the-art-integrated navigation, cargo control monitoring, and automated engine room equipment.

         The Seabulk America has 24 cargo segregations which are configured, strengthened, and coated to handle various sized parcels of a wide variety of industrial chemical and petroleum products, giving it the ability to handle a broader range of chemicals than many chemical-capable product carriers. Many of the chemicals transported by the Company are hazardous substances. Under current arrangements, voyages are conducted from the Houston and Corpus Christi, Texas, and Lake Charles, Louisiana areas to such ports as New York, Philadelphia, Baltimore, Wilmington, North Carolina, Charleston, South Carolina, Los Angeles and San Francisco.

         Pursuant to the Oil Pollution Act of 1990, the Seabulk America, which was built with full double bottoms but not double sides, cannot be used to transport petroleum and petroleum products in U.S. commerce after 2015. It is possible that it could continue to carry certain chemicals in U.S. commerce after 2015, or that it could be redocumented in another country and be used to transport chemicals in non-U.S. trades after 2015. The Company has no present plans to take any of these actions, and no assurance can be given as to the feasibility or economic liability of doing so.

Employees

         As of March 15, 1999, the Company had approximately 34 employees, which are comprised of the officers and crew of the Seabulk America. The crew of the Seabulk America is subject to two collective bargaining agreements that expire on December 31, 1999 and December 31, 2000. Management considers relations with employees to be satisfactory.

Item 2.  Properties

         The Company's operations are conducted at the Parent's principal offices located in Fort Lauderdale, Florida, where the Parent leases approximately 36,000 square feet of office and shop space under a lease that expires in 2009.

Item 3.  Legal Proceedings

         The Seabulk America was completed in 1990 by combining the stern portion of the wrecked oil tanker Fuji with the forebody of the chemical barge portion of the former integrated tug/barge Oxy Producer/Oxy 4102. In Norfolk Shipbuilding and Dry Dock Corporation v. Seabulk Transmarine Partnership, Ltd., filed in the U.S. District Court for the Eastern District of Louisiana (Civil Action No. 93-1312), one of the shipyards that contracted to complete the Seabulk America for the Company sought to recover from the Company approximately $6.1 million for alleged additions and changes to the contract work and the costs of alleged delay and disruption, in addition to $2.4 million of the $5.9 million contract price that the Company previously withheld, plus fees and expenses. This lawsuit was settled in the fourth quarter of 1998. Under the terms of the settlement, the lawsuit and related counterclaims were dismissed with prejudice in consideration of the agreement of the Company and certain affiliates to pay the shipyard a total of $4.75 million in installments from December 1998 to May 1999. As part of the settlement, a $5.6 million bond previously provided by the Company and certain affiliates was released and a related letter of credit was terminated.

         From time to time the Company may also be a party to litigation arising in the ordinary course of its business, most of which is covered by insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

         Omitted   pursuant  to  General   Instruction   I  to  Form  10-K  (the
"Instruction").

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's equity securities are not publicly traded. The Company files reports under the Securities Exchange Act of 1934 (the "Exchange Act") due to its status as a non-wholly owned subsidiary guarantor of the Parent's 83/8% Senior Notes due 2008.

         The Company is presently 75%-owned by indirect subsidiaries of the Parent and 25% owned by Stolt Tankers (U.S.A.), Inc., an unaffiliated third party ("Stolt"). Seabulk Tankers, Ltd., an indirect wholly owned subsidiary of the Parent, owns a 33% general partnership interest and a .33% limited partnership interest in the Company; Seabulk America Partnership, Ltd., an 81.59%-owned indirect subsidiary of the Parent, owns a 41.67% limited partnership interest in the Company; and Stolt owns a 25% limited partnership in the Company. The Company's partnership agreement allows for distributions to be made to the partners at any time based on the partners' percentage ownership of the partnership assets without priority or preference. No distributions have been made to the partners since the Company's formation and the Company does not intend to make distributions in the future. In addition, the Company is restricted from making distributions in certain circumstances by covenants contained in the Parent's credit facility and senior notes documentation.

Item 6.  Selected Financial Data

          Omitted pursuant to the Instruction.

Item 7.  Management's Narrative Analysis of the Results of Operations

          This  discussion  should  be read in  conjunction  with the  Company's
historical  financial  statements    and  the  related  notes  thereto  included
elsewhere in this report.

Forward-Looking Information

          Certain statements in the following analysis contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1933. All statements other than statements of historical fact included in this discussion are forward-looking statements. Although the Company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove to have been correct.

General

          The Company is only a small part of the Parent's overall marine support and transportation services business and operations. For the year ended December 31, 1998, the assets and revenues of the Company respectively represented 3.53% and 2.62% of the consolidated assets and revenues of the Parent.

Results of Operations

  1998 Compared with 1997

          Revenue. Revenue increased 1.7% to $10.5 million for 1998 from $10.3 million for 1997 due to the increased charter rate in the Company's time charter on the Seabulk America.

          Operating Expenses. Operating expenses decreased 11.7% to $4.1 million for 1998 from $4.6 million for 1997, primarily due to cost savings on insurance premiums and other miscellaneous expenses such as travel, communications, training, and inspection fees. As a percentage of revenue, operating expenses decreased to 38.7% for 1998 from 44.5% in 1997 due to these cost savings and the increased charter rate of the Seabulk America.

          Overhead Expenses. Overhead expenses decreased 33.7% to $2.1 million for 1998 from $3.2 million for 1997, primarily due to a decrease in fees related to litigation. As a percentage of revenues, overhead expenses decreased to 20.0% for 1998 from 30.6% for 1997 due to this reduction in fees as compared to the increase in the charter rate of the Seabulk America.

     Depreciation Expense. Depreciation expense remained relatively the same for 1998 as compared with 1997 due to minimal amounts of new capital expenditures.

          Income from Operations. Income from operations increased 157.3% to $2.9 million, or 27.6% of revenue, for 1998 from $1.1 million, or 10.9% of revenue, for 1997 as a result of the factors noted above.

          Net Interest Expense. Net interest expense increased 31.2% to $2.2 million, or 20.6% of revenue, for 1998 from $1.6 million, or 16.0% of revenue, for 1997, primarily as a result of an increase in the interest rate charged on a higher average intercompany balance with the Parent.

          Other Income (Expense). Other income was $275,000 for 1998 as compared to other expense of $36,000 for 1997, primarily due to a settlement with a third party insurance company.

          Net Income (Loss). The Company had net income of $1.0 million for 1998 as compared to a net loss of $559,000 for 1997, primarily as a result of the factors noted above.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

Item 8.  Financial Statements

          The Company's Financial Statements are listed in Item 14(a)(1), included at the end of this report on Form 10-K beginning on page F-1, and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

                                                     PART III


Item 10.  Directors and Executive Officers of the Registrant

          Omitted pursuant to the Instruction.

Item 11.  Executive Compensation

          Omitted pursuant to the Instruction.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Omitted pursuant to the Instruction.

Item 13.  Certain Relationships and Related Transactions

          Omitted pursuant to the Instruction.

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) List of Financial Statements. The following is a list of the financial statements included at the end of this report on Form 10-K beginning on page F-1:

         Report of Independent Certified Public Accountants
         Balance Sheets as of December 31, 1997 and 1998
         Statements of Operations  for the Years Ended  December 31, 1996,  1997
                  and 1998
         Statements of Changes in Partners' Capital for the Years Ended
                  December 31, 1996, 1997 and 1998
         Statements  of Cash Flows for the Years Ended  December 31, 1996,  1997
               and 1998
         Notes to Financial Statements

              (2) List of Financial Statement Schedules. All schedules have been omitted because they are not applicable or not required, or the required information is provided in the financial statements or notes thereto.

              (3) List of Exhibits. See Item 14(c) below.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report on Form 10-K.

         (c) Exhibits. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon written request at a charge of $.25 per page plus postage.

Exhibit
Number                                                Exhibit

3.1(a) Supplemental Affidavit and Amended and Restated Certificate of Limited Partnership of Seabulk Transmarine Partnership, Ltd.

3.1(b)    Certificate of Amendment to Certificate of Limited Partnership For:
          Seabulk Transmarine Partnership, Ltd. (Certificate filed September 17,
          1985) dated January 1, 1991

3.1(c)    Certificate of Amendment to Certificate of Limited Partnership For:
          Seabulk Transmarine Partnership, Ltd. (Certificate filed September 17,
          1985) dated January 1, 1991

3.2(a) Limited Partnership Agreement of Seabulk Transmarine Partnership, Ltd. dated August 30, 1985

3.2(b) Amendment to Limited Partnership Agreement of Seabulk Transmarine Partnership, Ltd., dated December 24, 1986

3.2(c) Amendment to Limited Partnership Agreement of Seabulk Transmarine Partnership, Ltd., dated May 31, 1989

3.2(c) Amendment to Limited Partnership Agreement of Seabulk Transmarine Partnership, Ltd., dated September 26, 1990

4.1(1) Indenture, dated February 19, 1998, among Hvide Marine Incorporated, the Subsidiary Guarantors named therein and the Bank of New York as Trustee.

10.1(2)(3)   Tanker Time Charter Party, dated December 15, 1989, between Seabulk
             Transmarine Partnership, Ltd. and Ocean Specialty Tankers
             Corporation, with respect to Seabulk America.

27           Financial Data Schedule.


(1) Incorporated herein by reference to the Registration Statement on Form S-4 (Registration No. 333-42039) filed with the Commission on March 18, 1998.

(2) Incorporated herein by reference to the Registration Statement on Form S-1 (Registration No. 33-78166) filed with the Commission on April 26, 1994.

(3) Materials from this document have been omitted and separately filed with the Commission pursuant to a confidential treatment request.

                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SEABULK TRANSMARINE PARTNERSHIP, LTD.

                                 By:  SEABULK TANKERS, Ltd.
                                          its General Partner

                                 By:  HVIDE MARINE TRANSPORT, INCORPORATED
                                          its General Partner



                                 By:      /s/ J. ERIK HVIDE
                                          J. Erik Hvide
                                 President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              Signature                              Title                                 Date
          /s/ J. ERIK HVIDE                 Chairman of the Board,                    March 31, 1999
--------------------------------------
            J. Erik Hvide                  President, Chief Executive
                                             Officer and Director
                                          (principal executive officer)

        /s/ JOHN H. BLANKLEY                    Executive Vice                        March 31, 1999
--------------------------------------
          John H. Blankley                  President -- Chief Financial
                                             Officer and Director
                                           (principal financial officer)

        /s/ EUGENE F. SWEENEY            Executive Vice President-- Chief             March 31, 1999
--------------------------------------
          Eugene F. Sweeney              Operating Officer and Director


               Report of Independent Certified Public Accountants

The Partners
Seabulk Transmarine Partnership, Ltd.

We have audited the accompanying balance sheets of Seabulk Transmarine Partnership, Ltd. as of December 31, 1997 and 1998, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seabulk Transmarine Partnership, Ltd. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 2, certain of the Partnership's partners are directly or indirectly owned by Hvide Marine Incorporated (HMI). On a consolidated basis, HMI believes that it will not be in compliance with certain covenants of a loan agreement as of March 31, 1999. Because of the aforementioned conditions relating to HMI, and the uncertainties surrounding its plans to address its liquidity problems, HMI's actions could have a substantial effect on the Partnership's assets; therefore, there is also substantial doubt about whether the Partnership will continue as a going concern. The financial statements of the Partnership do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                             /s/ ERNST & YOUNG LLP

Miami, Florida
February 5, 1999,
  except for Note 2,
  as to which the date
  is March 31, 1999

                      Seabulk Transmarine Partnership, Ltd.

                                 Balance Sheets

                                                                                  Year Ended December 31,
                                                                               1997                    1998
                                                                         ---------------         ---------------
                                                                                   (in thousands)
Assets
Current assets:
   Cash and cash equivalents......................................       $            16         $            30
   Insurance claim and receivables................................                    14                      --
   Inventory, spare parts and supplies............................                 1,320                   1,320
   Prepaid expenses and deferred costs............................                   312                     304
                                                                         ---------------         ---------------
      Total current assets........................................                 1,662                   1,654

Vessel and improvements...........................................                43,806                  48,577
Less accumulated depreciation.....................................                (9,810)                (11,258)
                                                                         ---------------         ---------------
                                                                                  33,996                  37,319

Deferred costs, net...............................................                   426                     160
                                                                         ---------------         ---------------
                                                                         $        36,084         $        39,133
                                                                         ===============         ===============

Liabilities and partners' equity
Current liabilities:
    Accrued liabilities...........................................       $           741         $         3,896
                                                                         ---------------         ---------------
Total current liabilities.........................................                   741                   3,896

Due to affiliates, net............................................                31,777                  30,658
Other long term obligations.......................................                   109                     113

Commitments and contingencies

Partners' equity..................................................                 3,457                   4,466
                                                                         ---------------         ---------------
                                                                         $        36,084         $        39,133
                                                                         ===============         ===============


See accompanying notes.

                      Seabulk Transmarine Partnership, Ltd.

                            Statements of Operations


                                                                                      December 31,
                                                                         1996            1997           1998
                                                                     -------------  -------------  --------------
                                                                                   (in thousands)
Revenues                                                             $     10,193   $      10,329  $      10,505
Operating expenses:
   Crew payroll and benefits......................................          2,761           2,741          2,725
   Repairs and maintenance........................................            755             685            732
   Insurance .....................................................            715             471            305
   Consumables....................................................            303             254            282
   Other..........................................................            241             448             18
                                                                     ------------   -------------  -------------
      Total operating expenses....................................          4,775           4,599          4,062

Selling, general and administrative expenses:
   Salaries and benefits..........................................            133             169            188
   Professional fees..............................................          1,581           2,284          1,275
   Guarantee fee..................................................            222             149             12
   Allocated overhead.............................................            518             535            550
   Other..........................................................             30              28             73
                                                                     ------------   -------------  -------------
      Total overhead expenses.....................................          2,484           3,165          2,098

Depreciation......................................................          1,400           1,439          1,448
                                                                     ------------   -------------  -------------
Income from operations............................................          1,534           1,126          2,897

Interest expense..................................................          4,150           1,649          2,163
Other income (expense)............................................            304             (36)           275
                                                                     ------------   -------------  -------------
Net income (loss).................................................   $     (2,312)  $        (559) $       1,009
                                                                     ============   =============  =============



See accompanying notes.

                      Seabulk Transmarine Partnership, Ltd.

                   Statements of Changes in Partners' Capital

                                                                                                        Total
                                                                        General        Limited        Partners'
                                                                        Partner        Partners       Capital
                                                                     -------------------------------------------
                                                                                   (in thousands)
Partners' capital at December 31, 1995............................   $      2,917   $       3,411  $       6,328
   Net loss for the year ended December 31, 1996..................           (763)         (1,549)        (2,312)
                                                                     ------------   -------------  -------------
Partners' capital at December 31, 1996............................          2,154           1,862          4,016
   Net loss for the year ended December 31, 1997..................           (185)           (374)          (559)
                                                                     ------------   -------------  -------------
Partners' capital at December 31, 1997............................          1,969           1,488          3,457
   Net income for the year ended December 31, 1998................            333             676          1,009
                                                                     ------------   -------------  -------------
Partners' capital at December 31, 1998............................   $      2,302   $       2,164  $       4,466
                                                                     ============   =============  =============














See accompanying notes.

                      Seabulk Transmarine Partnership, Ltd.

                            Statements of Cash Flows


                                                                                 Year ended December 31,
                                                                         1996            1997           1998
                                                                     -------------  -------------  --------------
                                                                                   (in thousands)
Operating activities
Net income (loss).................................................   $     (2,312)  $        (559) $       1,009
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation..................................................          1,400           1,439          1,448
    Amortization of drydocking costs..............................            318             292            240
    Amortization of debt issuance costs...........................            234             176             --
    Changes in operating assets and liabilities:
      Accounts receivable.........................................          1,262             182             14
      Other assets................................................             43            (776)            35
      Due to affiliates...........................................          1,603             635         (1,119)
      Accrued and other liabilities...............................            178             415          3,159
                                                                     ------------   -------------  -------------
Net cash provided by operating activities.........................          2,726           1,804          4,786

Investing activity
Purchase of property..............................................           (196)           (359)        (4,772)

Financing activity
Principal payments on allocated term loan borrowings..............         (2,521)         (1,446)             --
                                                                     ------------   -------------  -------------

Change in cash and cash equivalents...............................              9              (1)            14
Cash and cash equivalents at beginning of year....................              8              17             16
                                                                     ------------   -------------  -------------
Cash and cash equivalents at end of year..........................   $         17   $          16  $          30
                                                                     ============   =============  =============





See accompanying notes.

                      Seabulk Transmarine Partnership, Ltd.

                          Notes to Financial Statements

                                December 31, 1998


1. Organization and Description of Business

         Organization. Seabulk Transmarine Partnership, Ltd. (STPL or the Partnership), a Florida limited partnership, was formed on August 30, 1985 pursuant to a partnership agreement (the Agreement), to own and operate a chemical transportation carrier, the Seabulk America. The general partner of the Partnership is Seabulk Tankers, Ltd. (STL), a Florida limited partnership (33%) and the limited partners are STL (0.33%), Seabulk America Partnership Ltd.
(SAPL), a Florida limited partnership (41.67%) and Stolt Tankers (U.S.A) Inc., (25%).

         Description of Business. The Seabulk America is used to transport chemicals primarily from chemical manufacturing plants and storage facilities along the U.S. Gulf of Mexico coast to industrial users in and around the Atlantic and Pacific coast ports. The Partnership time charters, to Ocean Specialty Tanker Corp. (OSTC), which is 100% owned by HMI.

2. Issues Affecting Liquidity

         STL and SAPL are 100%- and 82%-owned subsidiaries of Hvide Marine Incorporated (HMI), a Florida corporation.

         HMI does not expect to be in compliance, as of March 31, 1999, with one or more covenants contained in its Restated and Revolving Credit and Term Loan Agreement, as amended ("Credit Facility"). See Note 6. HMI's management and the Credit Facility lenders are engaged in discussions to resolve this matter. In the event the parties are unable to reach an agreement, the lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. There can be no assurance that the Credit Facility lenders will provide HMI with an amendment or waiver of the defaults. In addition, HMI's Senior Notes contain provisions under which repayment of the outstanding principal amount of $300.0 million, plus accrued interest, could be accelerated in the event that repayment of the Credit Facility is accelerated.

         In the event that the Credit Facility lenders elect to exercise their right to accelerate repayment or exercise other remedies, such actions would have a material adverse effect on HMI, its operations and its financial condition. Furthermore, there can be no assurance that HMI would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to these matters, the obligations with respect to the Credit Facility are considered to be current liabilities of HMI at December 31, 1998 and HMI has a deficit in working capital. These matters raise substantial doubt about HMI's ability to continue as a going concern. These conditions also raise substantial doubt about the Partnership's ability to continue as a going concern. In addition to continuing to negotiate with the Credit Facility lenders to obtain waivers or amendments, HMI has various plans to increase liquidity.

         The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3. Partnership Agreement

         The general partner is responsible for the management of the Partnership. Pursuant to the Agreement, the general partner and the limited partners (collectively referred to as the Partners) are required to make capital contributions at such times and in such amounts as the general partner requests by notice. No additional capital contributions have been required for 1996, 1997 or 1998. The Partners are not entitled to withdraw any part of his capital account or to receive any distribution of the Partnership except as specifically provided in the Agreement. All net income or net losses of the Partnership are to be allocated to the capital accounts in proportion to their interests. The Partnership terminates on August 30, 2010, unless sooner terminated, liquidated or dissolved by law or pursuant to the Agreement or unless extended by amendment to the Agreement.

4. Summary of Significant Accounting and Reporting Policies

         Revenues. The Partnership's vessel is time-chartered to Ocean Specialty Tankers Corporation, a wholly owned subsidiary of HMI. Revenues from time charters are earned and recognized on a daily basis. Accounts receivable are billed and collected by OSTC pursuant to the time-charter agreement and remitted to the Partnership when the voyage expenses are paid. Accordingly, amounts due are included in Due to/from affiliates (see note 3).

         Cash and Cash Equivalents. The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Insurance Claims Receivable. Insurance claims receivable represent costs incurred in connection with insurable incidents for which the Partnership expects to be reimbursed by the insurance carrier(s), subject to applicable deductibles. Deductible amounts related to covered incidents are expensed in the period of occurrence of the incident.

         Inventory, Spare Parts and Supplies. Inventory, spare parts and supplies are stated at the lower of cost, determined on a basis that approximates the last-in, first-out method, or market.

         Deferred Costs. Periodically, the Partnership's vessel is drydocked for major repairs and maintenance which cannot be performed while the vessel is operating. Drydocking costs are deferred and amortized over the period to the next drydocking, generally 30 to 36 months. At December 31, 1997 and 1998, deferred costs include unamortized drydocking of approximately $641,000 and $401,000, respectively.

         Long-Lived Assets. The Partnership accounts for long-lived assets pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. The Partnership, based on current circumstances, does not believe that any long-lived assets are impaired at December 31, 1998.

         Property. The vessel and improvements are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized and replacements, maintenance and repairs that do not improve or extend the lives of the assets are expensed. Depreciation is computed on the straight-line method over estimated useful lives ranging from 5 - 29 years, as determined by the Oil Pollution Act of 1990 and other factors.

         Income Taxes. No provision for income taxes has been recorded since STPL is a partnership and taxable income or loss accrues to the Partners.

         Reclassifications.  Certain  amounts  from the prior  year's  financial
statements   have  been   reclassified   to  conform  with  the  current  year's
presentation.

5. Transactions with Affiliates

Balances due (to) from affiliates at December 31, 1997 and 1998 consist of the following (in thousands):

                                                    1997              1998
                                                   --------------------------

         Due to HMI                                 $(33,212)        $(33,554)
         Due from STL                                    338              338
         Due from OSTC                                 1,062            2,523
         Other, net                                       35               35
                                                   ==========================
             Total due to affiliates                $(31,777)        $(30,658)
                                                   ==========================

         The amount payable to HMI represents a net balance as the result of various transactions between the Partnership and HMI. There are no terms of settlement associated with the account balance. The balance is primarily the result of the Partnership's participation in HMI's central cash management program, wherein substantially all the Partnership's cash receipts are remitted to HMI and substantially all cash disbursements are funded by the parent. Other transactions include miscellaneous other administrative expenses incurred by HMI on behalf of the Partnership.

         HMI provides various administrative services to the Partnership, including legal assistance and technical expertise on ship management and maintenance. It is HMI's policy to charge these expenses and all other central operating costs, first on the basis of direct usage when identifiable, with the remainder allocated pursuant to the terms of the Agreement. Amounts charged by HMI include a monthly management fee, as set forth in the Agreement, which is adjusted annually based on changes in the Consumer Price Index. HMI also charges interest based on the amount due to HMI. In the opinion of the Partnership's management, this method of allocation is reasonable.

         An analysis of transactions in the Due to HMI account for each of the three years in the period ended December 31, 1998 follows: (in thousands)


                                                             1996                  1997                  1998
                                                     --------------------- --------------------- ---------------------
Balance at beginning of year                              $  (6,834)          $    (8,472)           $  (33,212)
   Net cash remitted to (received from) HMI                  10,193               (12,390)               10,780
   Allocated management fees                                   (518)                 (535)                 (550)
   Allocated guarantee fee                                     (222)                 (149)                  (12)
   Allocated interest expense                                (4,150)               (1,649)               (2,163)
   Operating expenses                                        (4,775)               (4,599)               (4,062)
   Professional fees                                         (1,580)               (2,284)               (1,275)
   Miscellaneous administrative expenses                       (586)               (3,134)               (3,060)
                                                     --------------------- --------------------- ---------------------
Balance at end of year                                   $   (8,472)          $   (33,212)           $  (33,554)
                                                     ===================== ===================== =====================
Average balance during the year                          $   (7,653)          $   (20,842)           $  (33,383)
                                                     ===================== ===================== =====================

         Prior to December 1998, the Partnership had a stand-by letter of credit in the amount of $5,600,000 available for the benefit of the Partnership provided by HMI (the Letter of Credit). The Letter of Credit was collateral for a surety bond to fund any final award relating to a shipyard's claims. The Letter of Credit was terminated in December 1998 (see Note 7). Included on the accompanying statements of operations are guarantee fees primarily related to the Letter of Credit.

         The time charter to OSTC extends through May 2000 and provides for charter hire at a rate of $22,000 per day plus supplemental hire based on the vessel's earnings value, as defined. The aggregate charter hire pursuant to this charter agreement for 1996, 1997 and 1998 was approximately $10,193,000, $10,329,000, and $10,505,000, respectively, and is included as revenues in the accompanying statements of operations.

6. Guarantees of Indebtedness of Others

         In February 1998, HMI completed an offering of $300.0 million of 8.375% senior notes (the Senior Notes). Interest on the Senior Notes is payable semi-annually in arrears on February 15 and August 15. The Senior Notes mature on February 15, 2008 and are redeemable, in whole or in part, at the option of HMI on or after February 15, 2003. The Senior Notes are guaranteed by the Partnership and certain other HMI subsidiaries; however the Partnership's guarantee is limited to HMI's economic ownership interest in the Partnership of approximately 67%.

         HMI's Credit Facility provides revolving credit of up to $175 million, based upon certain conditions, including HMI's compliance with a leverage ratio, as defined. The Credit Facility also provides for a term loan in the amount of $150 million. The Credit Facility provides that borrowings thereunder will be secured by HMI-owned vessels, including the Seabulk America, having an appraised value of at least $600.0 million and by substantially all other assets of HMI and its subsidiaries. The revolving and term loan portions mature on February 12, 2003 and March 31, 2005, respectively. At December 31, 1998, HMI's outstanding indebtedness under the revolving portion of the Credit Facility was approximately $135.0 million, and approximately $118.0 million was outstanding under the term loan portion of the Credit Facility. The Partnership and certain subsidiaries of HMI jointly and severally guarantee the repayment of HMI's indebtedness under the Credit Facility; however, the Partnership's guarantee is limited to HMI's 67% ownership interest in the Seabulk America.

         The Credit Facility contains certain covenants that must be satisfied by the HMI consolidated group, of which the Partnership is a member. The Credit Facility, among other things, (i) requires the consolidated group to meet certain financial tests, including tests requiring the maintenance of minimum leverage ratios, debt service coverage ratios, and indebtedness to tangible net worth ratios; (ii) limits the creation or incurrence of certain liens; (iii) limits the incurrence of additional indebtedness; (iv) limits certain investments; and (v) restricts certain payments, including dividends.

         HMI does not expect to be in compliance, as of March 31, 1999, with one or more covenants contained in the Credit Facility (see Note 2).

7. Commitments and Contingencies

         In 1990, the Partnership withheld approximately $2,400,000 from a shipyard relating to delays and other problems encountered in the construction of the Partnership's vessel. In 1993, the shipyard filed a claim to recover approximately $6,100,000 for additional construction costs allegedly due the shipyard. The proceeding was settled in the fourth quarter of 1998. Under the terms of the settlement, all claims were dismissed with prejudice in consideration of the payment to the shipyard $4,750,000 in installments from December 1998 to May 1999. As part of the settlement, a $5,600,000 bond previously provided by HMI was released and a related letter of credit provided as collateral to the bond was terminated. Included in accrued liabilities on the accompanying December 31, 1998 balance sheet is $3,750,000 due the shipyard in 1999 representing the final payment under the settlement agreement.

8. Employee Benefit Plans

         The Partnership  has adopted HMI's Section 401(k)  retirement plan (the
Plan) for substantially all of its employees. Subject to certain dollar limitations, employees may contribute a percentage of their salaries to this Plan, and the Partnership will match a portion of the employees' contributions. Profit sharing contributions by the Partnership to the Plan are discretionary. Expense under the Plan for 1996, 1997 and 1998 was approximately $167,000, $168,000 and $169,000, respectively.

9.  Business Risks

         Risks and Uncertainties. The Partnership's operating results and financial condition may vary in the future depending on a number of factors. The following factors may impact the Partnership's business, results of operations and financial condition.

         Significant Customers. The Partnership derived 100% of its revenues from OSTC, an affiliated entity. Although there are no indications that this relationship will change, the loss of OSTC as a customer could have an adverse effect on the Partnership's results of operations.

         Concentrations of Credit Risk. Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of cash in banks, amounts due from OSTC and insurance claims receivable. The credit risk associated with cash in banks is considered low due to their credit quality. The credit risk associated with amounts due from OSTC is considered low due to the ongoing credit evaluations of their trade customers and generally does not require collateral. The credit risk associated with insurance claims receivable is considered low due to the credit quality and funded status of the insurance pools in which the Partnership participates.

         Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Litigation. The Partnership is sometimes named as a defendant in litigation, usually relating to claims for bodily injuries or property damage. The Partnership maintains insurance coverage against such claims to the extent deemed prudent by management and applicable deductible amounts are accrued at the time of the incident. The Partnership believes that there are no existing claims of a potentially material adverse nature.

         Unions and Collective Bargaining Agreements. Members of the crew of the Seabulk America are subject to collective bargaining agreements. Management considers relations with employees to be satisfactory, however, if these relations were to deteriorate it could have an adverse effect on the Partnership's operating results.

10.  Income Taxes

         The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of the Partners.

         The following is a reconciliation of reported net income (loss) and Federal taxable loss (in thousands):

                                                                         1996            1997           1998
                                                                     -------------  -------------  --------------
Net income (loss) as reported.....................................   $     (2,312)  $        (559) $       1,009
Add (deduct):.....................................................
   Depreciation differences.......................................         (1,206)         (1,159)        (1,805)
   Drydocking amortization differences............................            318            (324)           240
   Change in vacation and bonus accruals..........................             88               2             (3)
   Other..........................................................              5               2            (14)
                                                                     ------------   -------------  -------------
Federal taxable loss..............................................   $     (3,107)  $      (2,038) $        (573)
                                                                     ============   =============  =============


         The following is a reconciliation between the Partnership's reported amounts and federal tax basis of net assets and liabilities (in thousands):

                                                                                         1997           1998
                                                                                    -------------  --------------
Net assets, as reported.........................................................    $       3,457  $       4,466
    Accruals and prepaid items..................................................               79            123
    Depreciation................................................................          (19,736)       (21,541)
    Deferred costs..............................................................              641           (401)
    Vessel basis difference.....................................................           (6,168)        (6,168)
                                                                                    -------------  -------------
Net deficit, tax basis..........................................................    $     (21,727) $     (23,521)
                                                                                    =============  =============