Form 10-Q
period 1998-03-31
SEABULK TRANSMARINE PARTNERSHIP LTD
filed 1999-07-30
CIK 1082567

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                  OF 1934

               For the quarterly period ended March 31, 1998

                     Commission File Number: 33-42039



                   SEABULK TRANSMARINE PARTNERSHIP, LTD.


State of Incorporation: Florida                  I.R.S. Employer I.D. 59-2580172

                              2200 Eller Drive
                               P.O. Box 13038
                        Ft. Lauderdale, Florida 33316
                               (954) 524-4200




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                 Yes                              No           X

SEABULK TRANSMARINE PARTNERSHIP, LTD.

Quarter ended March 31, 1998

Index


                                                                           Page

Part I.  Financial Information

 Item 1.  Financial Statements...........................................   1

    Condensed Balance Sheets at December 31, 1997
    and March 31, 1998 (Unaudited).......................................   2

    Condensed Statements of Operations for the three months
    ended March 31, 1997 and 1998 (Unaudited)............................   3

    Condensed Statements of Cash Flows for the three months
    ended March 31, 1997 and 1998 (Unaudited)............................   4

    Notes to Condensed Financial Statements..............................   5

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................   8

Part II.  Other Information

 Item 6.  Reports on Form 8-K............................................   9

 Signature...............................................................   9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Seabulk Transmarine Partnership, Ltd.
                                Balance Sheets
                                (in thousands)

                                                                                      December 31,         March 31,
                                                                                          1997               1998
                                                                                  ----------------      ---------------
                                                                                                          (Unaudited)
Assets
Current assets:
     Cash and cash equivalents.............................................       $             16      $            22
     Insurance claims and other receivables................................                     14                   --
     Inventory, spare parts and supplies...................................                  1,320                1,320
     Prepaid expenses and deferred costs...................................                    312                  286
                                                                                  ----------------      ---------------
        Total current assets...............................................                  1,662                1,628

Vessels and improvements...................................................                 43,806               43,806
Less accumulated depreciation..............................................                 (9,810)             (10,167)
                                                                                  ----------------      ---------------
                                                                                            33,996               33,639

Deferred costs, net........................................................                    426                  341
                                                                                  ----------------      ---------------
                                                                                  $         36,084      $        35,608
                                                                                  ================      ===============
Liabilities and partners' equity Current liabilities:
     Accrued liabilities ..................................................       $            741      $           690
                                                                                  ----------------      ---------------
Total current liabilities..................................................                    741                  690

Due to affiliates, net ....................................................                 31,777               31,241
Other long term obligations ...............................................                    109                  138

Commitments and contingencies

Partners' equity ..........................................................                  3,457                3,539
                                                                                  ----------------       --------------
                                                                                  $         36,084      $        35,608
                                                                                  ================      ===============

See accompanying notes.

                    Seabulk Transmarine Partnership, Ltd.
                           Statement of Operations
                                (in thousands)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                      1997          1998
                                                                                 ------------   ----------
                                                                                          (Unaudited)
Revenues...................................................................      $     2,692    $    2,424
Operating expenses:
    Crew payroll and benefits..............................................              661           679
    Repairs and maintenance................................................              170           142
    Insurance..............................................................              158           109
    Consumables............................................................               72            63
    Other..................................................................               58           101
                                                                                 -----------    ----------
      Total operating expenses.............................................            1,119         1,094

Selling, general and administrative expenses:
    Salaries and benefits .................................................               42            53
    Professional fees......................................................              508           243
    Allocated overhead ....................................................              134           138
    Other .................................................................                9            13
                                                                                 -----------    ----------
      Total overhead expenses .............................................              693           447

Depreciation ..............................................................              353           357
                                                                                 -----------    ----------
Income from operations.....................................................              527           526

Interest expense...........................................................              485           443
Other expense..............................................................               5             --
                                                                                 ----------     ----------
Net income (loss) .........................................................      $       37     $       83
                                                                                 ==========     ==========


 See accompanying notes.

                   Seabulk Transmarine Partnership, Ltd.
                           Statements of Cash Flows
                                (in thousands)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                            1997           1998
                                                                                         -----------   --------
                                                                                                (Unaudited)
Operating activities
Net income .......................................................................       $      37      $      83
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation ................................................................             353            357
     Amortization of drydocking costs ............................................              80             60
     Amortization of debt issuance costs .........................................               2             --
Changes in operating assets and liabilities:
     Accounts receivable .........................................................             186             14
     Other assets ................................................................             (29)            51
     Due to affiliates ...........................................................             217           (536)
     Accrued and other liabilities................................................            (105)           (23)
                                                                                       -----------     ----------
Net cash provided by operating activities ........................................             741              6

Investing activity
Purchase of property .............................................................             (10)            --

Financing activity
Principal payments on allocated term loan borrowings .............................            (723)            --
                                                                                              ----     ----------

Change in cash and cash equivalents ..............................................               8              6
Cash and cash equivalents at beginning of year ...................................              17             16
                                                                                       -----------     ----------
Cash and cash equivalents at end of year .........................................       $      25      $      22
                                                                                         =========      =========


See accompanying notes.

                      SEABULK TRANSMARINE PARTNERSHIP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998



1.       Organization and Description of Business

         Organization. Seabulk Transmarine Partnership, Ltd. ("STPL" or the "Partnership"), a Florida limited partnership, was formed on August 30, 1985 pursuant to a partnership agreement (the "Agreement"), to own and operate a chemical transportation carrier, the Seabulk America. The general partner of the Partnership is Seabulk Tankers, Ltd. ("STL"), a Florida limited partnership (which owns a 33% interest in the Partnership), and the limited partners (and their respective interests in the Partnership) are STL (0.33%), Seabulk America Partnership, Ltd. ("SAPL"), a Florida limited partnership (41.67%), and Stolt Tankers (U.S.A) Inc. (25%). STL and SAPL are 100%- and 82%-owned subsidiaries, respectively, of Hvide Marine Incorporated ("HMI").

         Description of Business. The Seabulk America is used to transport chemicals, primarily from chemical manufacturing plants and storage facilities along the U.S. Gulf of Mexico coast to industrial users in and around Atlantic and Pacific coast ports. The Partnership time charters the Seabulk America to Ocean Specialty Tankers Corp. ("OSTC"), which is 100% owned by HMI.

2.       Partnership Agreement

         The general partner is responsible for the management of the Partnership. Pursuant to the Agreement, the general partner and the limited partners (collectively referred to as the "Partners") are required to make capital contributions at such times and in such amounts as the general partner requests by notice. No additional capital contributions have been required for 1996, 1997 or the three months ended March 31, 1998. The Partners are not entitled to withdraw any part of the capital account or to receive any distribution from the Partnership except as specifically provided in the Agreement. All net income or net losses of the Partnership are allocated to the capital accounts in proportion to the partnership interests. The Partnership terminates on August 30, 2010, unless sooner terminated, liquidated or dissolved by law or pursuant to the Agreement or unless extended by amendment to the Agreement.

3.       Transactions with Affiliates

         Balances due (to) from affiliates consist of the following (in thousands):


                                               December 31,          March 31,
                                            -----------------    --------------
                                                   1997                1998
         Due to HMI                          $        (33,212)   $     (32,754)
         Due from STL                                     338              338
         Due from OSTC                                  1,062            1,140
         Other, net                                        35               35
                                            -----------------    -------------
         Total due to affiliates             $        (31,777)   $     (31,241)
                                             ================    =============

         The amount payable to HMI reflects various transactions between the Partnership and HMI. There are no terms of settlement associated with the account balance. The balance is primarily the result of the Partnership's participation in HMI's central cash management program, in which substantially all the Partnership's cash receipts are remitted to HMI and substantially all cash disbursements are funded by HMI. Other transactions include miscellaneous other administrative expenses incurred by HMI on behalf of the Partnership.

         HMI provides various administrative services to the Partnership, including legal assistance and technical expertise on ship management and maintenance. It is HMI's policy to charge these expenses and all other central operating costs on the basis of direct usage when identifiable, with the remainder allocated pursuant to the terms of the Agreement. Amounts charged by HMI include a monthly management fee, as set forth in the Agreement, which is adjusted annually based on changes in the Consumer Price Index. HMI also charges interest based on the amount due to HMI. In the opinion of the Partnership's management, this method of allocation is reasonable.

         An analysis of transactions in the Due to HMI account for the three months ended March 31, 1998 follows (in thousands):

         Balance at beginning of year                               $(33,212)
              Net cash remitted to (received from) HMI                 2,424
              Allocated management fees                                 (138)
              Allocated guarantee fee                                    (12)
              Allocated interest expense                                (444)
              Operating expenses                                      (1,095)
              Professional fees                                         (242)
              Miscellaneous administrative expenses                      (35)
                                                                        -----
              Balance at end of year                                $(32,754)
                                                                    =========

              Average balance during the year                       $(32,983)

         At March 31, 1998, the Partnership had a stand-by letter of credit in the amount of $5,600,000 available for the benefit of the Partnership provided by HMI (the "Letter of Credit"). The Letter of Credit was terminated in December 1998 (see Note 7). Included in the accompanying statements of operations are guarantee fees primarily related to the Letter of Credit.

4.       Guarantees of Indebtedness of Others

         In February 1998, HMI completed an offering of $300.0 million of 8.375% senior notes (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually in arrears on February 15 and August 15. The Senior Notes mature on February 15, 2008 and are redeemable, in whole or in part, at the option of HMI on or after February 15, 2003. The Senior Notes are guaranteed by the Partnership and certain other HMI subsidiaries; however, the Partnership's guarantee is limited to HMI's approximately 67% economic ownership interest in the Partnership.

         HMI's credit facility with a group of banks (the "Credit Facility") provides for revolving credit loans aggregating up to $175 million, subject to certain conditions. The Credit Facility also provides for a term loan in the amount of $150 million. The Credit Facility provides that borrowings thereunder will be secured by HMI-owned vessels, including the Seabulk America, having an appraised value of at least $600.0 million and by substantially all other assets of HMI and its subsidiaries. The revolving and term loan portions mature on February 12, 2003 and March 31, 2005 respectively. At March 31, 1998, HMI's outstanding indebtedness under the revolving credit portion of the Credit Facility was approximately $20 million, and approximately $145 million was outstanding under the term loan portion of the Credit Facility. The Partnership and certain other subsidiaries of HMI also jointly and severally guarantee the repayment of HMI's indebtedness under the Credit Facility; however, the Partnership's guarantee is limited to HMI's 67% ownership interest in the Seabulk America.

5.       Commitments and Contingencies

         See Note 7.

6.       Income Taxes

         The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of the Partners. 7. Subsequent Event

         In 1990, the Partnership withheld approximately $2,400,000 from a shipyard relating to delays and other problems encountered in the construction of the Partnership's vessel. In 1993, the shipyard filed a claim to recover approximately $6,100,000 for additional construction costs allegedly due the shipyard. The proceeding was settled in the fourth quarter of 1998. Under the terms of the settlement, all claims were dismissed with prejudice in consideration of the payment to the shipyard of $4,750,000 in installments from December 1998 to May 1999. As part of the settlement, a $5,600,000 bond previously provided by HMI was released and a related letter of credit provided as collateral to the bond was terminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this Report.

         The MD&A contains  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included in the MD&A are forward-looking statements. Although the Partnership believes that the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove correct.

Results of Operations

         Three months ended March 31, 1998 compared with the three months ended March 31, 1997

         Revenue. Revenue decreased 11.1% to $2.4 million for the three months ended March 31, 1998 from $2.7 million for the three months ended March 31, 1997 due to a decreased charter rate in the Partnership's time charter on the Seabulk America.

         Operating Expenses. Operating expenses remained relatively flat for the three months ended March 31, 1998 as compared with the three months ended March 31, 1997. As a percentage of revenue, operating expenses increased to 45.1% for the three months ended March 31, 1998 from 41.6% in the 1997 period due to the decreased charter rate of the Seabulk America.

         Overhead Expenses. Overhead expenses decreased 35.5% to $0.4 million for the three months ended March 31, 1998 from $0.7 million for the three months ended March 31, 1997, primarily due to a decrease in fees related to litigation. As a percentage of revenues, overhead expenses decreased to 18.4% for the three months ended March 31, 1998 from 25.7% for the three months ended March 31, 1997 due to this reduction in fees and the increase in revenue.

         Depreciation Expense. Depreciation expense remained relatively flat for the three months ended March 31, 1998 as compared with the 1997 period due to minimal amounts of new capital expenditures.

         Income from Operations. Income from operations remained relatively flat for the three months ended March 31, 1998 as compared with the three months ended March 31, 1997 as a result of the factors noted above.

         Net Interest Expense. Net interest expense decreased 8.7% to $443,000 for the three months ended March 31, 1998 from $485,000 for the 1997 period, primarily as a result of a decrease in the interest rate charged on the intercompany balance with HMI.

         Other Income (Expense). Other income was $275,000 for 1998 as compared to other expense of $36,000 for 1997, primarily due to a settlement with a third party insurance company.

         Net Income. The Partnership had net income of $83,000 for the three months ended March 31, 1998 as compared to $37,000 for the 1997 period, primarily as a result of the factors noted above.

PART II.  OTHER INFORMATION

Item 6.    Reports on Form 8-K

b.       Reports on Form 8-K.

                  Not applicable.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SEABULK TRANSMARINE PARTNERSHIP, LTD.

By:      SEABULK TANKERS, Ltd.
         its General Partner

By:      HVIDE MARINE TRANSPORT, INCORPORATED
         its General Partner



By:      /s/ JOHN H. BLANKLEY
         John H. Blankley, Executive Vice President,
         Chief Financial Officer and Director


Date:    July 29, 1999