Form 10-Q
period 1998-06-30
SEABULK TRANSMARINE PARTNERSHIP LTD
filed 1999-07-30
CIK 1082567

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

            For the quarterly period ended June 30, 1998

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

               Yes                              No           X

SEABULK TRANSMARINE PARTNERSHIP, LTD.

Quarter ended June 30, 1998

Index


                                                                           Page

Part I.  Financial Information

Item 1.  Financial Statements.................................................1

    Condensed Balance Sheets at
    December 31, 1997 and June 30, 1998 (Unaudited).......................... 2

    Condensed Statements of Operations for the
    three and six months ended June 30, 1997 and 1998 (Unaudited)............ 3

    Condensed Statements of Cash Flows for the
    six months ended June 30, 1997 and 1998 (Unaudited)...................... 4

    Notes to Condensed Financial Statements.................................. 5

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................8

Part II.  Other Information

 Item 6.  Reports on Form 8-K............................................... 10

 Signature.................................................................. 10

10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                                        Seabulk Transmarine Partnership, Ltd.
                                                   Balance Sheets
                                                   (in thousands)

                                                                                      December 31,            June 30,
                                                                                          1997                  1998
                                                                                      -------------         -----------
                                                                                                             (Unaudited)

Assets
Current assets:
     Cash and cash equivalents.............................................       $             16      $            21
     Insurance claims and other receivables................................                     14                   --
     Inventory, spare parts and supplies...................................                  1,320                1,320
     Prepaid expenses and deferred costs...................................                    312                  280
                                                                                  ----------------      ---------------
        Total current assets...............................................                  1,662                1,621

Vessels and improvements...................................................                 43,806               43,806
Less accumulated depreciation..............................................                 (9,810)             (10,525)
                                                                                  ----------------      ---------------
                                                                                            33,996               33,281

Deferred costs, net........................................................                    426                  281
                                                                                  ----------------      ---------------
                                                                                  $         36,084      $        35,183
                                                                                  ================      ===============
Liabilities and partners' equity Current liabilities:
     Accrued liabilities ..................................................       $            741      $           786
                                                                                  ----------------      ---------------
Total current liabilities..................................................                    741                  786

Due to affiliates, net ....................................................                 31,777               30,652
Other long term obligations ...............................................                    109                  124

Commitments and contingencies

Partners' equity ..........................................................                  3,457                3,621
                                                                                  ----------------       --------------
                                                                                  $         36,084      $        35,182
                                                                                  ================      ===============

See accompanying notes.



                                        Seabulk Transmarine Partnership, Ltd.
                                               Statement of Operations
                                                   (in thousands)

                                                                  Three Months Ended               Six Months Ended
                                                                     June 30,                          June 30,
                                                                 1997           1998             1997          1998
                                                             ------------   ------------     ------------   -----------

Revenues..............................................      $     2,615     $    2,791      $     5,307     $     5,215
Operating expenses:
    Crew payroll and benefits.........................              735            717            1,396           1,396
    Repairs and maintenance...........................              165            216              335             358
    Insurance.........................................              120             86              278             195
    Consumables.......................................               53             91              125             154
    Other.............................................              117            143              175             244
                                                            -----------     ----------      -----------     -----------
      Total operating expenses........................            1,190          1,253            2,309           2,347

Selling, general and administrative expenses:
    Salaries and benefits ............................               34             51               76             104
    Professional fees.................................              775            331            1,283             574
    Allocated overhead ...............................              134            137              268             275
    Other ............................................               10             10               19              23
                                                            -----------     ----------      -----------     -----------
      Total overhead expenses ........................              953            529            1,646             976

Depreciation .........................................              354            358              707             715
                                                            -----------     ----------      -----------     -----------
Income from operations................................              118            651              645           1,177

Interest expense......................................              407            569              892           1,012
Other expense.........................................               29             --               34              --
                                                            -----------     ----------      -----------     -----------
Net income (loss) ....................................      $      (318)    $       82      $      (281)    $       165
                                                            ===========     ==========      ===========     ===========


 See accompanying notes.




                                          Seabulk Transmarine Partnership, Ltd.
                                              Statements of Cash Flows
                                                   (in thousands)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                            1997          1998
                                                                                         -----------    ---------
                                                                                                (Unaudited)

Operating activities
Net income (loss).................................................................       $    (281)     $     165
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation ................................................................             707            715
     Amortization of drydocking costs ............................................             159            195
     Amortization of debt issuance costs .........................................              21             --
Changes in operating assets and liabilities:
     Accounts receivable .........................................................             (24)            14
     Other assets ................................................................             (48)           (17)
     Due to affiliates ...........................................................             720         (1,125)
     Accrued and other liabilities................................................             240             59
                                                                                       -----------     ----------
Net cash provided by operating activities ........................................           1,494              6

Investing activity
Purchase of property .............................................................             (50)            (1)

Financing activity
Principal payments on allocated term loan borrowings .............................          (1,446)            --
                                                                                            -------    ----------

Change in cash and cash equivalents ..............................................              (2)             5
Cash and cash equivalents at beginning of year ...................................              17             16
                                                                                       -----------     ----------
Cash and cash equivalents at end of year .........................................       $      15      $      21
                                                                                         =========      =========


See accompanying notes.

                      SEABULK TRANSMARINE PARTNERSHIP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998



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

2.       Partnership Agreement

         The general partner is responsible for the management of the Partnership. Pursuant to the Agreement, the general partner and the limited partners (collectively referred to as the "Partners") are required to make capital contributions at such times and in such amounts as the general partner requests by notice. No additional capital contributions have been required for 1996, 1997 or the six months ended June 30, 1998. The Partners are not entitled to withdraw any part of the capital account or to receive any distribution from the Partnership except as specifically provided in the Agreement. All net income or net losses of the Partnership are allocated to the capital accounts in proportion to the partnership interests. The Partnership terminates on August 30, 2010, unless sooner terminated, liquidated or dissolved by law or pursuant to the Agreement or unless extended by amendment to the Agreement.

3.       Transactions with Affiliates

         Balances due (to) from affiliates consist of the following (in thousands):

                                             December 31,           June 30,
                                          -----------------    ----------------
                                                1997                 1998


      Due to HMI                          $        (33,212)     $     (32,243)
      Due from STL                                     338                338
      Due from OSTC                                  1,062              1,218
      Other, net                                        35                 35
                                          -----------------    ---------------
      Total due to affiliates             $        (31,777)     $     (30,652)
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

         An analysis of transactions in the Due to HMI account for the six months ended June 30, 1998 follows (in thousands):

     Balance at beginning of year                                      $(33,212)
         Net cash remitted to (received from) HMI                         5,215
         Allocated management fees                                         (276)
         Allocated guarantee fee                                            (12)
         Allocated interest expense                                      (1,013)
         Operating expenses                                              (2,347)
         Professional fees                                                 (573)
         Miscellaneous administrative expenses                              (25)
                                                                          -----
         Balance at end of year                                        $(32,243)
                                                                       =========

         Average balance during the year                               $(32,728)


         At June 30, 1998, the Partnership had a stand-by letter of credit in the amount of $5,600,000 available for the benefit of the Partnership provided by HMI (the "Letter of Credit"). The Letter of Credit was terminated in December 1998 (see Note 7). Included in the accompanying statements of operations are guarantee fees primarily related to the Letter of Credit.

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

         HMI's credit facility with a group of banks (the "Credit Facility") provides for revolving credit loans aggregating up to $175 million, subject to certain conditions. The Credit Facility also provides for a term loan in the amount of $150 million. The Credit Facility provides that borrowings thereunder will be secured by HMI-owned vessels, including the Seabulk America, having an appraised value of at least $600.0 million and by substantially all other assets of HMI and its subsidiaries. The revolving and term loan portions mature on February 12, 2003 and March 31, 2005 respectively. At June 30, 1998, HMI's outstanding indebtedness under the revolving credit portion of the Credit Facility was approximately $92 million, and approximately $145 million was outstanding under the term loan portion of the Credit Facility. The Partnership and certain other subsidiaries of HMI also jointly and severally guarantee the repayment of HMI's indebtedness under the Credit Facility; however, the Partnership's guarantee is limited to HMI's 67% ownership interest in the Seabulk America.

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

Results of Operations

   Three months ended June 30, 1998 compared with the three months ended June 30, 1997

         Revenue. Revenue increased 6.7% to $2.8 million for the three months ended June 30, 1998 from $2.6 million for the three months ended June 30, 1997 due to an increased charter rate in the Partnership's time charter on the Seabulk America.

         Operating Expenses. Operating expenses increased 5.3% to $1.3 million for the three months ended June 30, 1998 as compared to $1.2 million for the three months ended June 30, 1997. As a percentage of revenue, operating expenses decreased to 44.9% for the three months ended June 30, 1998 from 45.5% in the 1997 period due to the increased charter rate of the Seabulk America.

         Overhead Expenses. Overhead expenses decreased 44.5% to $0.5 million for the three months ended June 30, 1998 from $1.0 million for the three months ended June 30, 1997, primarily due to a decrease in fees related to litigation. As a percentage of revenues, overhead expenses decreased to 19.0% for the three months ended June 30, 1998 from 36.4% for the three months ended June 30, 1997 due to this reduction in fees and the increase in revenue.

         Depreciation Expense. Depreciation expense remained relatively flat for the three months ended June 30, 1998 as compared with the 1997 period due to minimal amounts of new capital expenditures.

         Income from Operations. Income from operations increased 451.7% to $0.7 million for the three months ended June 30, 1998 from $0.1 million the three months ended June 30, 1997 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 39.8% to $0.6 million for the three months ended June 30, 1998 from $0.4 million for the 1997 period, primarily as a result of an increase in the interest rate charged on the intercompany balance with HMI.

         Net Income. The Partnership had net income of $82,000 for the three months ended June 30, 1998 as compared to a net loss of $318,000 for the 1997 period, primarily as a result of the factors noted above.

       Six months ended June 30, 1998 compared with the six months ended June 30, 1997.

         Revenue. Revenue decreased 1.7% to $5.2 million for the six months ended June 30, 1998 from $5.3 million for the six months ended June 30, 1997 due to a decreased charter rate in the Partnership's time charter on the Seabulk America in the 1998 first quarter compared to the 1997 first quarter.

         Operating Expenses. Operating expenses remained relatively flat for the six months ended June 30, 1998 as compared with six months ended June 30, 1997. As a percentage of revenue, operating expenses increased to 45.0% for the six months ended June 30, 1998 from 43.5% in the 1997 period due to the decreased charter rate of the Seabulk America discussed above.

         Overhead Expenses. Overhead expenses decreased 40.7% to $1.0 million for the six months ended June 30, 1998 from $1.6 million for the six months ended June 30, 1997, primarily due to a decrease in fees related to litigation. As a percentage of revenues, overhead expenses decreased to 18.7% for the six months ended June 30, 1998 from 31.0% for the six months ended June 30, 1997 due to this reduction in fees.

         Depreciation Expense. Depreciation expense remained relatively flat for the six months ended June 30, 1998 as compared with the 1997 period due to minimal amounts of new capital expenditures.

         Income from Operations. Income from operations increased 82.5% to $1.2 million for the six months ended June 30, 1998 from $0.6 million the six months ended June 30, 1997 as a result of the factors noted above.

         Interest Expense. Interest expense increased 13.5% to $1.0 million for the six months ended June 30, 1998 from $0.9 million for the 1997 period, primarily as a result of an increase in the interest rate charged on the intercompany balance with the HMI.

         Net Income. The Partnership had net income of $165,000 for the six months ended June 30, 1998 as compared to a net loss of $281,000 for the 1997 period, primarily as a result of the factors noted above.

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

SEABULK TRANSMARINE PARTNERSHIP, LTD.

By:      SEABULK TANKERS, Ltd.
         its General Partner

By:      HVIDE MARINE TRANSPORT, INCORPORATED
         its General Partner



By:
         John H. Blankley, Executive Vice President,
         Chief Financial Officer and Director


Date: