Form 10-Q
period 1998-09-30
SEABULK TRANSMARINE PARTNERSHIP LTD
filed 1999-07-30
CIK 1082567

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 1998

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

               Yes                              No           X

SEABULK TRANSMARINE PARTNERSHIP, LTD.

Quarter ended September 30, 1998

Index


                                                                           Page

Part I.  Financial Information

 Item 1.  Financial Statements............................................   1

    Condensed Balance Sheets at December 31, 1997
    and September 30, 1998 (Unaudited)....................................   2

    Condensed Statements of Operations for the three and
    nine months ended September 30, 1997 and 1998 (Unaudited).............   3

    Condensed Statements of Cash Flows for the
    nine months ended September 30, 1997 and 1998 (Unaudited).............   4

    Notes to Condensed Financial Statements...............................   5

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................   8

Part II.  Other Information

 Item 6.   Reports on Form 8-K............................................  11

 Signature................................................................  10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Seabulk Transmarine Partnership, Ltd.
                                 Balance Sheets
                                 (in thousands)

                                                                                      December 31,          September 30,
                                                                                          1997                  1998
                                                                                      -------------         ------------
                                                                                                           (Unaudited)
Assets
Current assets:
     Cash and cash equivalents.............................................       $             16      $            27
     Insurance claims and other receivables................................                     14                   --
     Inventory, spare parts and supplies...................................                  1,320                1,320
     Prepaid expenses and deferred costs...................................                    312                  363
                                                                                  ----------------      ---------------
        Total current assets...............................................                  1,662                1,710

Vessels and improvements...................................................                 43,806               43,806
Less accumulated depreciation..............................................                 (9,810)             (10,882)
                                                                                  ----------------      ---------------
                                                                                            33,996               32,924

Deferred costs, net........................................................                    426                  221
                                                                                  ----------------      ---------------
                                                                                  $         36,084      $        34,855
                                                                                  ================      ===============
Liabilities and partners' equity Current liabilities:
     Accrued liabilities ..................................................       $            741      $           571
                                                                                  ----------------      ---------------
Total current liabilities..................................................                    741                  571

Due to affiliates, net ....................................................                 31,777               30,598
Other long term obligations ...............................................                    109                  125

Commitments and contingencies

Partners' equity ..........................................................                  3,457                3,561
                                                                                  ----------------       --------------
                                                                                  $         36,084      $        34,855
                                                                                  ================      ===============

See accompanying notes.

                      Seabulk Transmarine Partnership, Ltd.
                             Statement of Operations
                                 (in thousands)

                                                                  Three Months Ended              Nine Months Ended
                                                                    September 30,                   September 30,
                                                                 1997           1998             1997             1998
                                                             ------------   ------------     ------------     --------
Revenues..............................................      $     2,465     $    2,655      $     7,772     $     7,870
Operating expenses:
    Crew payroll and benefits.........................              656            686            2,052           2,082
    Repairs and maintenance...........................              246            196              581             554
    Insurance.........................................              103             48              381             243
    Consumables.......................................               78             64              203             218
    Other.............................................              132             25              307             269
                                                            -----------     ----------      -----------     -----------
      Total operating expenses........................            1,215          1,019            3,524           3,366

Selling, general and administrative expenses:
    Salaries and benefits ............................               50             37              126             141
    Professional fees.................................              446            566            1,729           1,140
    Allocated overhead ...............................              133            137              401             412
    Other ............................................                3             28               22              51
                                                            -----------     ----------      -----------     -----------
      Total overhead expenses ........................              632            768            2,278           1,744

Depreciation .........................................              354            357            1,061           1,072
                                                            -----------     ----------      -----------     -----------
Income from operations................................              264            511              909           1,688

Interest expense......................................              226            572            1,118           1,584
Other expense.........................................                3             --               37              --
                                                            -----------     ----------      -----------     -----------
Net income (loss) ....................................      $        35     $      (61)     $      (246)    $       104
                                                            ===========     ==========      ===========     ===========


 See accompanying notes.

                      Seabulk Transmarine Partnership, Ltd.
                             Statements of Cash Flows
                                (in thousands)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                             1997           1998
                                                                                          -----------   --------
                                                                                                 (Unaudited)
Operating activities
Net income (loss).................................................................        $    (246)     $     104
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation ................................................................            1,061          1,072
     Amortization of drydocking costs ............................................              229            243
     Amortization of debt issuance costs .........................................               21             --
Changes in operating assets and liabilities:
     Accounts receivable .........................................................              186             14
     Other assets ................................................................             (687)           (88)
     Due to affiliates ...........................................................            1,011         (1,179)
     Accrued and other liabilities................................................              124           (155)
                                                                                        -----------     ----------
Net cash provided by operating activities ........................................            1,699             11

Investing activity
Purchase of property .............................................................             (249)            --

Financing activity
Principal payments on allocated term loan borrowings .............................           (1,446)            --
                                                                                             -------    ----------

Change in cash and cash equivalents ..............................................               (4)            11
Cash and cash equivalents at beginning of year ...................................               17             16
                                                                                        -----------     ----------
Cash and cash equivalents at end of year .........................................        $      21      $      27
                                                                                          =========      =========


See accompanying notes.

                      SEABULK TRANSMARINE PARTNERSHIP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998



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

2.       Partnership Agreement

         The general partner is responsible for the management of the Partnership. Pursuant to the Agreement, the general partner and the limited partners (collectively referred to as the "Partners") are required to make capital contributions at such times and in such amounts as the general partner requests by notice. No additional capital contributions have been required for 1996, 1997 or the nine months ended September 30, 1998. The Partners are not entitled to withdraw any part of the capital account or to receive any distribution from the Partnership except as specifically provided in the Agreement. All net income or net losses of the Partnership are allocated to the capital accounts in proportion to the partnership interests. The Partnership terminates on August 30, 2010, unless sooner terminated, liquidated or dissolved by law or pursuant to the Agreement or unless extended by amendment to the Agreement.

3.       Transactions with Affiliates

         Balances due (to) from affiliates consist of the following (in thousands):


                                                    December 31,   September 30,
                                                    ------------   -------------
                                                        1997           1998

                  Due to HMI                        $   (33,212)   $    (32,658)
                  Due from STL                              338             338
                  Due from OSTC                           1,062           1,687
                  Other, net                                 35              35
                                                    -----------    ------------
                  Total due to affiliates           $  (31,777)   $     (30,598)
                                                    ===========    ============

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

         An analysis of transactions in the Due to HMI account for the nine months ended September 30, 1998 follows (in thousands):

         Balance at beginning of year                               $(33,212)
              Net cash remitted to (received from) HMI                 7,870
              Allocated management fees                                 (413)
              Allocated guarantee fee                                    (12)
              Allocated interest expense                              (1,584)
              Operating expenses                                      (3,367)
              Professional fees                                       (1,139)
              Miscellaneous administrative expenses                     (801)
                                                                       ------
              Balance at end of year                                $(32,658)
                                                                    =========

         Average balance during the year                            $(32,970)

         At September 30, 1998, the Partnership had a stand-by letter of credit in the amount of $5,600,000 available for the benefit of the Partnership provided by HMI (the "Letter of Credit"). The Letter of Credit was terminated in December 1998 (see Note 7). Included in the accompanying statements of operations are guarantee fees primarily related to the Letter of Credit.

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

         HMI's credit facility with a group of banks (the "Credit Facility") provides for revolving credit loans aggregating up to $175 million, subject to certain conditions. The Credit Facility also provides for a term loan in the amount of $150 million. The Credit Facility provides that borrowings thereunder will be secured by HMI-owned vessels, including the Seabulk America, having an appraised value of at least $600.0 million and by substantially all other assets of HMI and its subsidiaries. The revolving and term loan portions mature on February 12, 2003 and March 31, 2005 respectively. At September 30, 1998, HMI's outstanding indebtedness under the revolving credit portion of the Credit Facility was approximately $121 million, and approximately $139 million was outstanding under the term loan portion of the Credit Facility. The Partnership and certain other subsidiaries of HMI also jointly and severally guarantee the repayment of HMI's indebtedness under the Credit Facility; however, the Partnership's guarantee is limited to HMI's 67% ownership interest in the Seabulk America.

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

Results of Operations

           Three months ended September 30, 1998 compared with the three months ended September 30, 1997

         Revenue. Revenue increased 7.7% to $2.7 million for the three months ended September 30, 1998 from $2.5 million for the three months ended September 30, 1997 due to an increased charter rate in the Partnership's time charter on the Seabulk America.

         Operating Expenses. Operating expenses decreased 16.1% to $1.0 million for the three months ended September 30, 1998 as compared to $1.2 million for the three months ended September 30, 1997 primarily due to cost savings on insurance premiums and other miscellaneous expenses such as travel, communications, training and inspection fees. As a percentage of revenue, operating expenses decreased to 38.4% for the three months ended September 30, 1998 from 49.3% in the 1997 period due to the increased charter rate of the Seabulk America and the reduction in costs.

         Overhead Expenses. Overhead expenses increased 21.5% to $0.8 million for the three months ended September 30, 1998 from $0.6 million for the three months ended September 30, 1997, primarily due to an increase in fees related to litigation. As a percentage of revenues, overhead expenses increased to 28.9% for the three months ended September 30, 1998 from 25.6% for the three months ended September 30, 1997 due to this increase in fees.

         Depreciation Expense. Depreciation expense remained relatively flat for the three months ended September 30, 1998 as compared with the 1997 period due to minimal amounts of new capital expenditures.

         Income from Operations. Income from operations increased 93.6% to $0.5 million for the three months ended September 30, 1998 from $0.3 million the three months ended September 30, 1997 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 153.1% to $0.6 million for the three months ended September 30, 1998 from $0.2 million for the 1997 period, primarily as a result of an increase in the interest rate charged on a higher intercompany balance with HMI.

         Net Income. The Partnership had a net loss of $61,000 for the three months ended September 30, 1998 as compared to net income of $35,000 for the 1997 period, primarily as a result of the factors noted above.

           Nine months ended September 30, 1998 compared with the nine months ended September 30, 1997.

         Revenue. Revenue decreased 1.3% to $7.9 million for the nine months ended September 30, 1998 from $7.8 million for the nine months ended September 30, 1997 due to an increased charter rate in the Partnership's time charter on the Seabulk America.

         Operating Expenses. Operating expenses decreased 4.5% to $3.4 million for the nine months ended September 30, 1998 from $3.5 million for the nine months ended September 30, 1997 primarily due to cost savings on insurance premiums and other miscellaneous expenses such as travel, communications, training and inspection fees. As a percentage of revenue, operating expenses decreased to 42.8% for the nine months ended September 30, 1998 from 45.3% in the 1997 period due to the increased charter rate of the Seabulk America and cost savings.

         Overhead Expenses. Overhead expenses decreased 23.4% to $1.7 million for the nine months ended September 30, 1998 from $2.3 million for the nine months ended September 30, 1997, primarily due to a decrease in fees related to litigation. As a percentage of revenues, overhead expenses decreased to 22.2% for the nine months ended September 30, 1998 from 29.3% for the nine months ended September 30, 1997 due to this reduction in fees.

         Depreciation Expense. Depreciation expense remained relatively flat for the nine months ended September 30, 1998 as compared with the 1997 period due to minimal amounts of new capital expenditures.

         Income from Operations. Income from operations increased 85.7% to $1.7 million for the nine months ended September 30, 1998 from $0.9 million the nine months ended September 30, 1997 as a result of the factors noted above.

         Interest Expense. Interest expense increased 4.7% to $1.6 million for the nine months ended September 30, 1998 from $1.1 million for the 1997 period, primarily as a result of an increase in the interest rate charged on a higher intercompany balance with the HMI.

         Net Income. The Partnership had net income of $104,000 for the nine months ended September 30, 1998 as compared to a net loss of $246,000 for the 1997 period, primarily as a result of the factors noted above.

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