Form 10-Q
period 2003-09-30
SEABULK TRANSMARINE PARTNERSHIP LTD
filed 2003-12-23
CIK 1082567

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File Number: 33-42039

SEABULK TRANSMARINE
PARTNERSHIP, LTD.

State of Incorporation: Florida	I.R.S. Employer I.D.: 59-2580172

Address and Telephone Number:
2200 Eller Drive
P.O. Box 13038
Ft. Lauderdale, Florida 33316
(954) 523-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES ☐ NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒ NO ☐

SEABULK TRANSMARINE PARTNERSHIP, LTD.

Seabulk Transmarine Partnership, Ltd.

Balance Sheets (Unaudited)
(in thousands)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash	$2,996	$13
Trade accounts receivable, net of allowance for doubtful accounts of $49 and $71 in 2003 and 2002, respectively	707	723
Insurance claims and other receivables	25	2
Marine operating supplies	581	586
Prepaid expenses and other	13	28

Total current assets	4,322	1,352
Vessel and equipment	50,161	50,150
Less accumulated depreciation	(19,651)	(18,098)

Vessel and equipment, net	30,510	32,052
Deferred drydocking costs	1,226	1,840

Total assets	$36,058	$35,244

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities and other	$447	$518

Total current liabilities	447	518

Due to affiliates	31,854	31,478

Commitments and contingencies

Partners’ capital:
General partner	2,068	1,900
Limited partners	1,689	1,348

Total partners’ capital	3,757	3,248

Total liabilities and partners’ capital	$36,058	$35,244

See notes to financial statements

Seabulk Transmarine Partnership, Ltd.

Statements of Operations (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$3,358	$2,872	$10,705	$9,781
Operating expenses:
Crew payroll and benefits	754	885	2,313	2,537
Repairs and maintenance	259	269	612	611
Insurance	94	52	313	198
Fuel and consumables	441	300	1,326	1,091
Port charges and other	550	298	1,541	1,322

Total operating expenses	2,098	1,804	6,105	5,759

Overhead expenses:
Salaries and benefits	58	63	188	194
Overhead allocated from affiliate	138	138	413	413
Professional fees allocated from affiliate	–	5	2	16
Other	13	16	61	33

Total overhead expenses	209	222	664	656

Depreciation, amortization and drydocking	821	526	2,166	1,669

Income from operations	230	320	1,770	1,697

Interest expense charged by affiliate	410	491	1,261	1,510

Net income (loss)	$(180)	$(171)	$509	$187

Allocation of net income (loss):
General partner	$(59)	$(56)	$168	$62
Limited partners	(121)	(115)	341	125

Net income (loss)	$(180)	$(171)	$509	$187

See notes to financial statements

Seabulk Transmarine Partnership, Ltd.

Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities
Net income	$509	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of vessel and equipment	1,553	1,299
Amortization of drydocking costs	614	370
Changes in operating assets and liabilities:
Accounts receivable	16	695
Insurance claims and other receivables	(23)	(1)
Marine operating supplies	5	(49)
Other current and long-term assets	15	8
Accrued liabilities and other	(71)	89

Net cash provided by operating activities	2,618	2,598

Investing activities
Purchases of equipment	(11)	(72)

Net cash used in investing activities	(11)	(72)

Financing activity
Due to affiliates	376	(2,532)

Net cash provided by (used in) financing activity	376	(2,532)

Change in cash	2,983	(6)
Cash at beginning of period	13	14

Cash at end of period	$2,996	$8

See notes to financial statements

Seabulk Transmarine Partnership, Ltd.

Notes to Financial Statements
September 30, 2003
(Unaudited)

1. Organization and Basis of Presentation

     Seabulk Transmarine Partnership, Ltd. (STPL or the Partnership), a Florida limited partnership, was formed on August 30, 1985, pursuant to a partnership agreement (the Agreement), to own and operate a chemical transportation carrier, the Seabulk America. The general partner of the Partnership is Seabulk Tankers, Ltd. (STL), a Florida limited partnership (33%), and the limited partners are STL (holding a 0.33% interest in the Partnership), Seabulk America Partnership Ltd. (SAPL), a Florida limited partnership (holding a 41.67% interest in the Partnership), and Stolt Tankers (U.S.A.) Inc. (holding a 25% interest in the Partnership).

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited financial statements should be read in conjunction with the financial statements and accompanying notes as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 included in the registration statement filed with the SEC by Seabulk International, Inc. (SBI) and certain of its subsidiaries, including the Partnership, on October 31, 2003. For all periods presented, comprehensive income equals net income.

2. Partnership Agreement

     The general partner is responsible for the management of the Partnership. Pursuant to the Agreement, the general partner and the limited partners (collectively referred to as the Partners) are required to make capital contributions at such times and in such amounts as the general partner requests by notice. No additional capital contributions were required for the nine months ended September 30, 2003 or 2002. The Partners are not entitled to withdraw any part of their capital accounts or to receive any distribution from the Partnership except as specifically provided in the Agreement. All net income or net losses of the Partnership are to be allocated to the Partners’ capital accounts in proportion to their partnership interests. The Partnership terminates on August 30, 2010, unless sooner terminated, liquidated or dissolved by law or pursuant to the Agreement or unless extended by amendment to the Agreement.

3. Vessel and Equipment

     Vessel and equipment are stated at cost, less accumulated depreciation. Significant renewals and improvements that extend the useful lives of the assets are capitalized. Maintenance and repairs that do not improve or extend the lives of the assets are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 5 to 29 years, as determined by the Oil Pollution Act of 1990 and other factors. Pursuant to OPA 90, the Seabulk America cannot be used to transport petroleum or petroleum products in U.S. commerce after 2015. In June 2003, the Partnership reduced the remaining useful life of the vessel by five years to 2015. The Partnership has determined that the vessel will likely not be working in foreign waters after its OPA 90 life in the United States. This change in estimate increased depreciation by approximately $237,000 for the nine months ended September 30, 2003.

4. Transactions with Affiliates

     The amount payable to affiliates represents an advance between the Partnership and SBI as a result of various transactions. The Partnership pays against the advance balance when it has generated a positive cash flow from operations. The advance is primarily the result of the Partnership’s participation in SBI’s central cash management program, wherein substantially all the Partnership’s cash receipts are remitted to SBI and substantially all cash disbursements are funded by SBI. Other transactions include miscellaneous administrative expenses incurred by SBI on behalf of the Partnership.

     SBI provides various administrative services to the Partnership, including legal assistance and technical expertise on ship management and maintenance. It is SBI’s policy to charge these expenses and all other central operating costs, first on the basis of direct usage when identifiable, with the remainder allocated pursuant to the terms of the Agreement. Amounts charged by SBI include interest on the outstanding amounts due to SBI and a monthly management fee (overhead allocated from SBI), as set forth in the Agreement, which can be adjusted annually based on changes in the Consumer Price Index. During the nine months ended September 30, 2003, SBI charged interest at the weighted average rate of 5.39% based on the amount due to SBI. SBI also allocates 10% of its tanker administrative overhead cost to the Partnership. In the opinion of management, these allocation methodologies are reasonable.

     Transactions in the Due to Affiliates account for the nine months ended September 30, 2003 and 2002 are as follows:

	September 30,	September 30,
	2003	2002

	(in thousands)
Balance at beginning of period	$(31,478)	$(31,121)
Net cash remitted to SBI	7,654	10,457
Overhead allocated from SBI	(413)	(413)
Interest expense charged by SBI	(1,261)	(1,510)
Operating expenses	(6,105)	(5,759)
Professional fees allocated from SBI	(2)	(16)
Other items	(249)	(227)

Balance at end of period	$(31,854)	$(28,589)

5. Commitments and Contingencies

     Unions and Collective Bargaining Agreements. Substantially all of the crew of the Seabulk America is subject to collective bargaining agreements. Management considers relations with the crewmembers to be satisfactory; however, if these relations were to deteriorate, it could have an adverse effect on the Partnership’s operating results. The collective bargaining agreement with the officers (licensed crew) union, which represents approximately 53% of the total crew, will expire on December 31, 2003. The collective bargaining agreement for the non-union crew (unlicensed crew), which represents approximately 47% of the total crew, will expire on December 31, 2004.

     Litigation. The Partnership is sometimes named as a defendant in litigation, usually relating to claims for bodily injuries or property damage. The Partnership, through SBI, maintains insurance coverage against such claims to the extent deemed prudent by management and applicable deductible amounts are accrued at the time of the incident. In the opinion of management, the Partnership is not currently a party to any legal proceeding, the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on its financial position, results of operations, or cash flows.

6. Recent Accounting Pronouncements

     In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position (“SOP”) entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Seabulk America are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. At its September 9, 2003 meeting, AcSEC voted to approve the SOP. The SOP is expected to be presented for FASB clearance in the first quarter of 2004 and would be applicable for fiscal years beginning after December 15, 2004.

Management has determined that this SOP may have a material effect on the Partnership’s financial statements.

7. Senior Notes Offering

     On August 5, 2003, SBI completed the offering of $150 million of Senior Notes (“Notes”) due 2013 through a private placement eligible for resale under Rule 144A and Regulation S. The net proceeds of the offering were used to repay a portion of the Parent’s indebtedness under its existing $180 million credit facility. Interest on the Notes will be payable semi-annually in arrears, commencing on February 15, 2004. The interest rate on the Notes sold to private investors is 9.50%. The Notes are senior unsecured obligations guaranteed by certain of the Parent’s U.S. subsidiaries, including the Partnership. The Notes are subject to certain covenants, including, among other things, limiting the Parent’s and certain U.S. subsidiaries’ (including the Partnership’s) ability to incur additional indebtedness or issue preferred stock, pay dividends to stockholders, and make investments or sell assets. On October 31, 2003, SBI and certain U.S. subsidiaries (including the Partnership) filed a registration statement with the SEC to register substantially identical senior notes to be exchanged for the Notes pursuant to a registration rights agreement, so that the notes may be eligible for trading in the public markets. On November 13, 2003, the registration statement was declared effective and SBI commenced the exchange offer. The exchange offer expired on December 16, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited financial statements and the related notes thereto included elsewhere in this Report.

     The MD&A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in the MD&A are forward-looking statements. Although the Partnership believes that the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove correct.

Three months ended September 30, 2003 compared with the three months ended September 30, 2002

     Revenue. Revenue increased 16.9% to $3.4 million for the three months ended September 30, 2003 from $2.9 million for the three months ended September 30, 2002. The increase is primarily due to more off-hire days in the 2002 period as a result of a scheduled drydocking in the third quarter of 2002.

     Operating Expenses. Operating expenses increased 16.3% to $2.1 million for the three months ended September 30, 2003 from $1.8 million for the same period in 2002. The increase is primarily due to an increase in fuel and port charges as a result of more off-hire days in the 2002 period. Fuel and port charges generally are not incurred during a drydocking. As a percentage of revenue, operating expenses decreased to 62.5% for the three months ended September 30, 2003 from 62.8% for the 2002 period.

     Overhead Expenses. Overhead expenses remained substantially the same at $0.2 million for the three months ended September 30, 2003 and 2002. As a percentage of revenue, overhead expenses decreased to 6.2% for the three months ended September 20, 2003 compared to 7.7% for the same period in 2002 as a result of the higher revenue in the 2003 period as discussed above.

     Depreciation, Amortization and Drydocking. Depreciation, amortization and drydocking increased 56.1% to $0.8 million for the three months ended September 30, 2003 from $0.5 million for the three months ended September 30, 2002. The increase is due to higher drydock amortization in the 2003 period as the cost of the drydock in the third quarter of 2002 was substantially higher than the cost of the previous drydocking. Drydocking costs are deferred and amortized over 30 months.

     Interest Expense Charged by Affiliate. Interest expense charged by affiliate decreased 16.5% to $0.4 million for the three months ended September 30, 2003 from $0.5 million for the same period in 2002. The decrease is primarily due to a reduction in the interest rate charged by SBI as a result of the SBI recapitalization in September 2002.

Nine months ended September 30, 2003 compared with the nine months ended September 30, 2002

     Revenue. Revenue increased 9.4% to $10.7 million for the nine months ended September 30, 2003 from $9.8 million for the nine months ended September 30, 2002. The increase is primarily due to more off-hire days in the 2002 period as a result of a scheduled drydocking in the third quarter of 2002.

     Operating Expenses. Operating expenses increased 6.0% to $6.1 million for the nine months ended September 30, 2003 from $5.8 million for the same period in 2002. The increase is primarily due to an increase in fuel and port charges as a result of more off-hire days in the 2002 period. As a percentage of revenue, operating expenses decreased to 57.0% for the nine months ended September 30, 2003 from 58.9% for the 2002 period.

     Overhead Expenses. Overhead expenses remained substantially the same at $0.7 million for the nine months ended September 30, 2003 and 2002. As a percentage of revenue, overhead expenses decreased to 6.2% for the nine months ended September 30, 2003 compared to 6.7% for the same period in 2002 as a result of the higher revenue in the 2003 period as discussed above.

     Depreciation, Amortization and Drydocking. Depreciation, amortization and drydocking increased 29.8% to $2.2 million for the nine months ended September 30, 2003 from $1.7 million for the nine months ended September 30, 2002 primarily due to higher drydock amortization in the 2003 period as the cost of the drydock in the third quarter of 2002 was substantially higher than the cost of the previous drydock.

     Interest Expense Charged by Affiliate. Interest expense charged by affiliate decreased 16.5% to $1.3 million for the nine months ended September 30, 2003 from $1.5 million for the same period in 2002. The decrease is primarily due to a reduction in the interest rate charged by SBI as a result of the recapitalization in September 2002.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

     The Jones Act restricts the U.S. coastwise trade to vessels owned, operated and crewed substantially by U.S. citizens. The Jones Act continues to be in effect and supported by Congress and the Administration. However, it is possible that SBI’s and STPL’s advantage as a U.S. citizen operator of Jones Act vessels could be somewhat eroded over time as there continue to be periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     As part of the group of entities that are subsidiaries of SBI, the Partnership relies on the disclosure controls and procedures of the parent. SBI maintains systems of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) designed to ensure that SBI and its subsidiaries are able to record, process, summarize and report, within the applicable time periods, the information required in the annual and quarterly reports filed by SBI, the Partnership and SAPL under the Securities Exchange Act of 1934. Management has evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective to accomplish their purpose. No changes were made during the period covered by this report to the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that have materially affected the Partnership’s internal control over financial reporting or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

     Attached as Exhibits 31.1 and 31.2 hereto are certifications by the principal executive officer and chief financial officer, which are required by Section 302 of the Sarbanes-Oxley Act of 2002. The information set forth in this Item 4 should be read in conjunction with these Section 302 certifications.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     For information concerning legal proceedings, see Note 5 of the financial statements.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

     (b)  Reports on Form 8-K

     None.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABULK TRANSMARINE PARTNERSHIP, LTD.

By:	SEABULK TANKERS, LTD. its General Partner

By:	SEABULK TRANSPORT, INC. its General Partner

/s/ VINCENT J. deSOSTOA

Vincent J. deSostoa Senior Vice President and Chief Financial Officer of Seabulk Transport, Inc. (Principal Financial Officer) Date: December 22, 2003