Form 10-K
period 2003-12-31
SEABULK TRANSMARINE PARTNERSHIP LTD
filed 2004-03-30
CIK 1082567

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                         Commission File Number 33-42039

                               SEABULK TRANSMARINE
                                PARTNERSHIP, LTD.
             (Exact name of registrant as specified in its charter)

                 Florida                                       59-2580172
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

    2200 Eller Drive, P.O. Box 13038
         Ft. Lauderdale, Florida                                  33316
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (954) 523-2200

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

        The Registrant meets the conditions set forth in General Instructions
(I) (1) (a) and (b) of Form 10-K (as modified by prior no action relief to unrelated parties) and is therefore filing this form using the reduced disclosure format specified therein.


================================================================================

                      SEABULK TRANSMARINE PARTNERSHIP, LTD.

                                 2003 FORM 10-K


                                TABLE OF CONTENTS

ITEM                                                                                                       PAGE
----                                                                                                       ----
                                                      PART I

1    Business...........................................................................................    2
2    Properties.........................................................................................    3
3    Legal Proceedings..................................................................................    3
4    Submission of Matters to a Vote of Security Holders................................................    3

                                                      PART II

5    Market for Registrant's Common Equity and Related Stockholder Matters..............................    4
6    Selected Financial Data............................................................................    4
7    Management's Discussion and Analysis of the Results of Operations..................................    4
7A   Quantitative and Qualitative Disclosures About Market Risk.........................................    5
8    Financial Statements and Supplementary Data........................................................    5
9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...............    5
9A   Controls and Procedures............................................................................    6

                                                     PART III

10   Directors and Executive Officers of the Registrant.................................................    7
11   Executive Compensation ............................................................................    7
12   Security Ownership of Certain Beneficial Owners and Management.....................................    7
13   Certain Relationships and Related Transactions.....................................................    7
14   Principal Accounting Fees and Services ............................................................    7

                                                      PART IV

15  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................   8

                                                FINANCIAL SUPPLEMENT

   Financial Statements and Schedules.................................................................... F-1




                                     PART I

ITEM 1. BUSINESS

GENERAL

        Seabulk Transmarine Partnership, Ltd. (STPL or the Partnership), a Florida limited partnership, was formed on August 30, 1985, pursuant to a partnership agreement (the Agreement), to own and operate a chemical transportation carrier, the SEABULK AMERICA. The general partner of the Partnership is Seabulk Tankers, Ltd. (STL), a Florida limited partnership (holding a 33% interest in the Partnership), and the limited partners are STL (holding a 0.33% interest in the Partnership), Seabulk America Partnership Ltd.
(SAPL), a Florida limited partnership (holding a 41.67% interest in the Partnership), and Stolt Tankers (U.S.A.) Inc. (holding a 25% interest in the Partnership).

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

        The SEABULK AMERICA has full double bottoms (as distinct from double-hulls). Double bottoms provide increased protection over single-hull vessels in the event of a spill. Delivered in 1990, the SEABULK AMERICA is the only vessel in the U.S. domestic trade capable of carrying large cargoes of acid, as a vessel strengthened to carry relatively heavy cargoes such as phosphoric and other acids. The SEABULK AMERICA'S stainless steel tanks were constructed without internal structure, which greatly reduces cargo residue from transportation and results in less cargo degradation. Stainless steel tanks, unlike epoxy-coated tanks, also do not require periodic sandblasting and recoating. The SEABULK AMERICA was one of the first U.S.-Flag carriers to be equipped with state-of-the-art-integrated navigation, cargo control monitoring, and automated engine room equipment.

        The SEABULK AMERICA has 24 cargo segregations which are configured, strengthened, and coated to handle various sized parcels of a wide variety of industrial chemical and petroleum products, giving it the ability to handle a broader range of chemicals than many chemical-capable product carriers. Many of the chemicals transported by the Partnership are hazardous substances. Under current arrangements, voyages are conducted from the Houston and Corpus Christi, Texas, and Lake Charles, Louisiana areas to such ports as New York, Philadelphia, Baltimore, Wilmington, North Carolina, Charleston, South Carolina, Los Angeles and San Francisco.

        Pursuant to the Oil Pollution Act of 1990, the Seabulk America, which was built with full double bottoms, but not double sides, cannot be used to transport petroleum and petroleum products in U.S. commerce after 2015. It is possible that it could continue to carry certain chemicals in U.S. commerce after 2015, or that it could be redocumented in another country and be used to transport chemicals in the non-U.S. trades after 2015. The Partnership has no present plans to take any of these actions, and no assurance can be given as to the feasibility or economic liability of doing so.

EMPLOYEES

        As of March 1, 2004, the Partnership had approximately 36 employees, which are comprised of the officers and crew of the SEABULK AMERICA. The crew of the Seabulk America is subject to two collective bargaining agreements that expire on December 31, 2006 and December 31, 2007. Management considers relations with employees to be satisfactory.

ITEM 2. PROPERTIES

        The Partnership's operations are conducted at the Parent's principal offices located in Fort Lauderdale, Florida, where the parent leases approximately 36,000 square feet of office and shop space under a lease that expires in 2009.

ITEM 3. LEGAL PROCEEDINGS

        From time to time the Partnership may also be a party to litigation arising in the ordinary course of its business, most of which is covered by insurance, subject to substantial deductibles.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Omitted pursuant to General Instruction I to Form 10-K (the "Instruction").

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Partnership's equity securities are not publicly traded. The Partnership files reports under the Securities Exchange Act of 1934 (the "Exchange Act") due to its status as a non-wholly owned subsidiary guarantor of the Parent's 9.50% Senior Notes due 2013.

        The Partnership is presently 75%-owned by indirect subsidiaries of the Parent and 25% owned by Stolt Tankers (U.S.A.), Inc., an unaffiliated third party ("Stolt"). Seabulk Tankers, Ltd., an indirect wholly owned subsidiary of the Parent, owns a 33% general partnership interest and a .33% limited partnership interest in the Partnership; Seabulk America Partnership, Ltd., an 81.59%-owned indirect subsidiary of the Parent, owns a 41.67% limited partnership interest in the Partnership. The Partnership's partnership agreement allows for distributions to be made to the partners at any time based on the partners' percentage ownership of the partnership assets without priority or preference. No distributions have been made to the partners since the Partnership's formation. In addition, the Partnership is restricted from making distributions in certain circumstances by covenants contained in the Parent's credit facility and senior notes documentation.

ITEM 6.  SELECTED FINANCIAL DATA

        Omitted pursuant to the Instruction.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS

        This discussion should be read in conjunction with the Partnership's historical financial statements and the related notes thereto included elsewhere in this report.

FORWARD-LOOKING INFORMATION

        Certain statements in the following analysis contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1933. All statements other than statements of historical fact included in this discussion are forward-looking statements. Although the Partnership believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove to have been correct.

GENERAL

        The Partnership is only a small part of the Parent's overall marine support and transportation services business and operations. For the year ended December 31, 2003, the assets and revenues of the Partnership respectively represented 4.79% and 4.32% of the consolidated assets and revenues of the Parent.

2003 COMPARED WITH 2002

         REVENUE. Revenue increased 10.6% to $13.7 million for the year ended December 31, 2003 from $12.4 million for the year ended December 31, 2002. The increase is primarily due to more off-hire days in the 2002 period as a result of a scheduled drydocking in 2002.

         OPERATING EXPENSES. Operating expenses increased 10.7% to $8.6 million for the year ended December 31, 2003 from $7.8 million for the same period in 2002. The increase is primarily due to an increase in fuel and port charges as a result of more off-hire days in the 2002 period. Fuel and port charges generally are not incurred during a drydocking. As a percentage of revenue, operating expenses remained substantially the same at 63.1% for the year ended December 31, 2003 from 63.0% for the 2002 period.

         OVERHEAD EXPENSES. Overhead expenses remained substantially the same at $0.9 million for the year ended December 31, 2003 and 2002. As a percentage of revenue, overhead expenses decreased to 6.5% for the year ended December 31, 2003 compared to 7.1% for the same period in 2002 as a result of the higher revenue in the 2003 period as discussed above.

         DEPRECIATION, AMORTIZATION AND DRYDOCKING. Depreciation, amortization and drydocking increased 29.2% to $3.0 million for the year ended December 31, 2003 from $2.3 million for the year ended December 31, 2002. The increase is due to higher drydock amortization in the 2003 period as the cost of the drydock in the third quarter of 2002 was substantially higher than the cost of the previous drydocking. Drydocking costs are deferred and amortized over 30 months.

         INTEREST EXPENSE CHARGED BY AFFILIATE. Interest expense charged by affiliate decreased 20.9% to $1.6 million for the year ended December 31, 2003 from $2.0 million for the same period in 2002. The decrease is primarily due to a reduction in the interest rate charged by SBI as a result of the SBI recapitalization in September 2002.

COMMITMENTS

         Under applicable regulations, the Partnership's vessel is required to be drydocked twice in each five-year period for inspection and routine maintenance and repairs. The next drydock is scheduled for June 2005 with an estimated cost of between $4 and $6 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Jones Act restricts the U.S. coastwise trade to vessels owned, operated and crewed substantially by U.S. citizens. The Jones Act continues to be in effect and supported by Congress and the Administration. However, it is possible that SBI's and STPL's advantage as a U.S. citizen operator of Jones Act vessels could be somewhat eroded over time as there continue to be periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act.

ITEM 8. FINANCIAL STATEMENTS

         The Partnership's Financial Statements are listed in Item 15 (a), included at the end of this report on Form 10-K beginning on page F-1, and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

        As part of the group of entities that are subsidiaries of SBI, the Partnership relies on the disclosure controls and procedures of the parent. SBI maintains systems of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) designed to ensure that SBI and its subsidiaries are able to record, process, summarize and report, within the applicable time periods, the information required in the annual and quarterly reports filed by SBI, the Partnership and SAPL under the Securities Exchange Act of 1934. Management has evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective to accomplish their purpose. No changes were made during the period covered by this report to the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that have materially affected the Partnership's internal control over financial reporting or are reasonably likely to materially affect the Partnership's internal control over financial reporting.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Omitted pursuant to the Instruction.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The Partnership's accountant fees and services are included as part of the consolidated amount shown in Item 14 of the Parents Form 10-K for 2003.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) FINANCIAL STATEMENTS AND SCHEDULES. See Index to consolidated financial statements and Schedules which appears on page F-1 herein.

  (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report on Form 10-K.

  (c) LISTS OF EXHIBITS. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon request of any stockholder at a charge of $0.25 per page plus postage. The Partnership hereby files as part of this Form 10-K the exhibits required by Item 15(c) listed below. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street N.W., Room 1024, Washington, D.C. 29549 and at the Commission's regional office at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street N.W., Washington, D.C. 29549, at prescribed rates.

EXHIBIT
NUMBER                            EXHIBITS
---------                         --------

3.1(a) Supplemental Affidavit and Amended and Restated Certificate of Limited Partnership of Seabulk Transmarine Partnership, Ltd. [incorporated by reference to Form 10-K filed April 1999 (Registration No. 333-42039-01)].

3.1(b)       Certificate of Amendment to Certificate of Limited Partnership For:
             Seabulk Transmarine Partnership, Ltd. (Certificate filed September 17, 1985) dated January 1, 1991. [incorporated by reference to Form 10-K filed April 1999 (Registration No. 333-42039-01)].

3.1(c)       Certificate of Amendment to Certificate of Limited Partnership For:
             Seabulk Transmarine Partnership, Ltd. (Certificate filed September 17, 1985) dated January 1, 1991. [incorporated by reference to Form 10-K filed April 1999 (Registration No. 333-42039-01)].

3.2(a) Limited Partnership Agreement of Seabulk Transmarine Partnership, Ltd. dated August 30, 1985. [incorporated by reference to Form 10-K filed April 1999 (Registration No. 333-42039-01)].

3.2(b) Amendment to Limited Partnership Agreement of Seabulk Transmarine Partnership, Ltd., dated December 24, 1986. [incorporated by reference to Form 10-K filed April 1999 (Registration No. 333-42039-01)].

3.2(c) Amendment to Limited Partnership Agreement of Seabulk Transmarine Partnership, Ltd., dated May 31, 1989. [incorporated by reference to Form 10-K filed April 1999 (Registration No. 333-42039-01)].

4.1 Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee [incorporated by reference to Form S-4 filed October, 2003 (Registration No. 333-110138)].

4.2 Supplemental Indenture, dated as of October 3, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia National Bank, National association, as Trustee [incorporated by reference to Form S-4 filed October, 2003 (Registration No. 333-110138)].

4.3* Second Supplemental Indenture and Amendment -- Subsidiary Guarantee, dated as of March 22, 2004, among Seabulk
             International, Inc., the Guarantors named therein, and Wachovia National Bank, National Association, as Trustee.

10.1 Tanker Time Charter Party, dated December 15, 1989, between Seabulk Transmarine Partnership, Ltd. and Ocean Specialty Tankers Corporation, with respect to Seabulk America. [incorporated by reference to Form S-4 filed April 1994 (Registration No. 333-78166)].

23.1*        Consent of Ernst & Young LLP

31.1* Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2* Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*        Certification of Principal Executive Officer pursuant to 18 U.S.C.
             ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

32.2* Certification of Principal Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

---------------
*  Furnished herewith

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

                                   SEABULK TRANSMARINE PARTNERSHIP, LTD.

                                   By:  SEABULK TANKERS, LTD.
                                        its General Partner

                                   By:  SEABULK TRANSPORT, INCORPORATED
                                        its General Partner

                                   By:  /s/ GERHARD E. KURZ
                                        ---------------------------------------
                                        Gerhard E. Kurz
                                        Chairman, President and Chief
                                        Executive Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the report has been signed by the following persons in the capacities and on the dates indicated.



              SIGNATURE                              TITLE                          DATE
              ---------                              -----                          ----

/s/ GERHARD E. KURZ                       Chairman, President and                March 30, 2004
-----------------------                  Chief Executive Officer
Gerhard E. Kurz                        (Principal Executive Officer)


/s/ VINCENT J. DESOSTOA                   Senior Vice President and              March 30, 2004
-----------------------                  Chief Financial Officer
Vincent J. deSostoa                    (Principal Financial Officer)









                      SEABULK TRANSMARINE PARTNERSHIP, LTD.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Report of Independent Certified Public Accountants........................................................F-2

Financial Statements:

Balance Sheets as of  December 31, 2003 and 2002..........................................................F-3

Statements of Operations for the years ended December 31, 2003, 2002, and 2001............................F-4

Statements of Partners' Capital for the years ended December 31, 2003, 2002, and 2001.....................F-5

Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001............................F-6

Notes to Financial Statements.............................................................................F-7




All schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Seabulk Transmarine Partnership, Ltd.

         We have audited the balance sheets of Seabulk Transmarine Partnership, Ltd. (a Florida limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seabulk Transmarine Partnership, Ltd. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                     /s/ Ernst & Young LLP

Fort Lauderdale, Florida
February 27, 2004

                      SEABULK TRANSMARINE PARTNERSHIP, LTD.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                            DECEMBER 31,     DECEMBER 31,
                                                                               2003              2002
                                                                            ------------     ------------
ASSETS
Current assets:
   Cash ............................................................         $  1,030          $     13
   Trade accounts receivable, net of allowance for doubtful accounts
     of $29 and $71 in 2003 and 2002, respectively .................              822               723
   Insurance claims and other receivables ..........................               16                 2
   Marine operating supplies .......................................              482               586
   Prepaid expenses and other ......................................               18                28
                                                                             --------          --------
      Total current assets .........................................            2,368             1,352

Vessel and equipment ...............................................           50,162            50,150
Less accumulated depreciation ......................................          (20,268)          (18,098)
                                                                             --------          --------
Vessel and equipment, net ..........................................           29,894            32,052
Deferred drydocking costs ..........................................            1,022             1,840
                                                                             --------          --------
      Total assets .................................................         $ 33,284          $ 35,244
                                                                             ========          ========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accrued liabilities and other ...................................         $    415          $    518
                                                                             --------          --------
      Total current liabilities ....................................              415               518

Due to affiliates ..................................................           30,069            31,478

Commitments and contingencies

Partners' capital:
   General partner .................................................         $  1,752          $  1,900
   Limited partners ................................................            1,048             1,348
                                                                             --------          --------
      Total partners' capital ......................................            2,800             3,248
                                                                             --------          --------
      Total liabilities and partners' capital ......................         $ 33,284          $ 35,244
                                                                             ========          ========


SEE NOTES TO FINANCIAL STATEMENTS.

                      SEABULK TRANSMARINE PARTNERSHIP, LTD.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                 YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                        2003              2002              2001
                                                      --------          --------          --------

Revenue .....................................         $ 13,662          $ 12,352          $  9,826
Operating expenses:
   Crew payroll and benefits ................            3,084             3,319             3,119
   Repairs and maintenance ..................              985             1,035               733
   Insurance ................................              482               271               300
   Fuel and consumables .....................            1,833             1,498               362
   Port charges and other ...................            2,232             1,660               160
                                                      --------          --------          --------
      Total operating expenses ..............            8,616             7,783             4,674

Overhead expenses:
   Salaries and benefits ....................              247               252               306
   Overhead allocated from affiliate ........              550               550               550
   Professional fees allocated from affiliate                2                24                25
   Other ....................................               91                56                34
                                                      --------          --------          --------
      Total overhead expenses ...............              890               882               915

Depreciation, amortization and drydocking ...            2,988             2,313             2,292
                                                      --------          --------          --------
Income from operations ......................            1,168             1,374             1,945

Interest expense charged by affiliate .......           (1,616)           (2,043)           (2,004)
                                                      --------          --------          --------
      Net loss ..............................         $   (448)         $   (669)         $    (59)
                                                      ========          ========          ========

Allocation of Net loss:
   General Partner ..........................         $   (148)         $   (221)         $    (19)
   Limited partners .........................             (300)             (448)              (40)
                                                      --------          --------          --------
      Net loss ..............................         $   (448)         $   (669)         $    (59)
                                                      ========          ========          ========


SEE NOTES TO FINANCIAL STATEMENTS.

                      SEABULK TRANSMARINE PARTNERSHIP, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)



                                     GENERAL             LIMITED         TOTAL PARTNERS'
                                     PARTNER             PARTNERS            CAPITAL
                                     -------             --------        ---------------

Balance, December 31, 2000            $ 2,140             $ 1,836             $ 3,976
  Net loss ...............                (19)                (40)                (59)
                                      -------             -------             -------
Balance, December 31, 2001              2,121               1,796               3,917
  Net loss ...............               (221)               (448)               (669)
                                      -------             -------             -------
Balance, December 31, 2002              1,900               1,348               3,248
  Net loss ...............               (148)               (300)               (448)
                                      -------             -------             -------
Balance, December 31, 2003            $ 1,752             $ 1,048             $ 2,800
                                      =======             =======             =======



SEE NOTES TO FINANCIAL STATEMENTS

                      SEABULK TRANSMARINE PARTNERSHIP, LTD.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------
                                                                      2003                2002                2001
                                                                     -------             -------             -------

OPERATING ACTIVITIES
Net loss ................................................            $  (448)            $  (669)            $   (59)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation of vessel and equipment ...............              2,170               1,738               1,736
     Amortization of drydocking costs ...................                818                 575                 556
     Other non-cash items ...............................                 --                  49                  --
     Changes in operating assets and liabilities:
       Accounts receivable ..............................                (99)                129                (453)
       Insurance claims and other receivables ...........                (15)                 (9)                 40
       Marine operating supplies ........................                104                (129)                 23
       Other current and long-term assets ...............                 10                 (10)                 (3)
       Accrued liabilities and other ....................               (103)                216                  60
                                                                     -------             -------             -------
Net cash provided by operating activities ...............              2,437               1,890               1,900

INVESTING ACTIVITIES
Purchases of equipment ..................................                (11)               (249)                 --
Expenditures for Drydocking .............................                 --              (1,999)                 --
                                                                     -------             -------             -------
Net cash used in investing activities ...................                (11)             (2,248)                 --

FINANCING ACTIVITY
Due (to) from affiliates ................................             (1,409)                357              (1,900)
                                                                     -------             -------             -------
Net cash provided by (used in) financing activity .......             (1,409)                357              (1,900)

Change in cash ..........................................              1,017                  (1)                 --
Cash at beginning of period .............................                 13                  14                  14
                                                                     -------             -------             -------
Cash at end of period ...................................            $ 1,030             $    13             $    14
                                                                     =======             =======             =======



SEE NOTES TO FINANCIAL STATEMENTS.

                      SEABULK TRANSMARINE PARTNERSHIP, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1. ORGANIZATION AND BASIS OF PRESENTATION

        Seabulk Transmarine Partnership, Ltd. (STPL or the Partnership), a Florida limited partnership, was formed on August 30, 1985, pursuant to a partnership agreement (the Agreement), to own and operate a chemical transportation carrier, the SEABULK AMERICA. The general partner of the Partnership is Seabulk Tankers, Ltd. (STL), a Florida limited partnership (holding a 33% interest in the Partnership), and the limited partners are STL (holding a 0.33% interest in the Partnership), Seabulk America Partnership Ltd.
(SAPL), a Florida limited partnership (holding a 41.67% interest in the Partnership), and Stolt Tankers (U.S.A.) Inc. (holding a 25% interest in the Partnership).

         The following table sets forth each limited partners' share of the total limited partners capital:

                                                    December 31,
                                             ----------------------------
                                               2003                 2002
                                             --------             -------

         STL                                  $    18             $    19
         SAPL                                   2,449               2,636
         Stolt Tankers (U.S.A), Inc.           (1,419)             (1,307)
                                             --------             -------
         Total                                $ 1,048             $ 1,348
                                             ========             =======

2. PARTNERSHIP AGREEMENT

        The general partner is responsible for the management of the Partnership. Pursuant to the Agreement, the general partner and the limited partners (collectively referred to as the Partners) are required to make capital contributions at such times and in such amounts as the general partner requests by notice. No additional capital contributions were required for the year ended December 31, 2003 or 2002. The Partners are not entitled to withdraw any part of their capital accounts or to receive any distribution from the Partnership except as specifically provided in the Agreement. All net income or net losses of the Partnership are to be allocated to the Partners' capital accounts in proportion to their partnership interests. The Partnership terminates on August 30, 2010, unless sooner terminated, liquidated or dissolved by law or pursuant to the Agreement or unless extended by amendment to the Agreement.


3. SUMMARY OF ACCOUNTING POLICIES

         REVENUES. Revenue earned on voyage contracts is recognized based upon the percentage of voyage completion. Demurrage revenue is recognized when earned.

        MARINE OPERATING SUPPLIES. Marine operating supplies consist of vessel spare parts and supplies that are recorded at cost and charged to operating expenses as consumed.

        INSURANCE CLAIMS RECEIVABLE. Insurance claims receivable represent costs incurred in connection with insurable incidents for which the Partnership expects to be reimbursed by the insurance carrier(s), subject to applicable deductibles. Deductible amounts related to covered incidents are expensed in the period of occurrence of the incident. The credit risk associated with insurance claims receivable is considered low due to the credit quality and funded status of the insurance clubs in which the Partnership participates.

        DEFERRED DRYDOCKING COSTS. Periodically, the Partnership's vessel is drydocked for major repairs and maintenance to pass inspections to maintain its operating classification, as mandated by maritime regulations. Costs incurred to drydock the vessel are deferred and amortized using the straight-line method over the period to the next drydocking, generally 30 to 36 months. Drydocking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other maintenance activities to bring the vessel into compliance with classification standards and which can typically only be performed while the vessel is drydocked.

        VESSEL AND EQUIPMENT. Vessel and equipment are stated at cost, less accumulated depreciation. Significant renewals and improvements that extend the useful lives of the assets are capitalized. Maintenance and repairs that do not improve or extend the lives of the assets are expensed and incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 5 to 29 years, as determined by the Oil Pollution Act of 1990 and other factors. Pursuant to OPA 90, the SEABULK AMERICA cannot be used to transport petroleum or petroleum products in U.S. commerce after 2015. In June 2003, the Partnership reduced the remaining useful life of the vessel by five years to 2015. The Partnership has determined that the vessel will likely not be working in foreign waters after its OPA 90 life in the United States. This change in estimate increased depreciation by approximately $415,000 for the year ended December 31, 2003.

4. TRANSACTIONS WITH AFFILIATES

        The amount payable to affiliates represents an advance between the Partnership and SBI as a result of various transactions. The Partnership pays against the advance balance when it has generated a positive cash flow from operations. The advance is primarily the result of the Partnership's participation in SBI's central cash management program, wherein substantially all the Partnership's cash receipts are remitted to SBI and substantially all cash disbursements are funded by SBI. Other transactions include miscellaneous administrative expenses incurred by SBI on behalf of the Partnership.

        SBI provides various administrative services to the Partnership, including legal assistance and technical expertise on ship management and maintenance. It is SBI's policy to charge these expenses and all other central operating costs, first on the basis of direct usage when identifiable, with the remainder allocated pursuant to the terms of the Agreement. Amounts charged by SBI include interest on the outstanding amounts due to SBI and a monthly management fee (overhead allocated from SBI), as set forth in the Agreement, which can be adjusted annually based on changes in the Consumer Price Index. During the year ended December 31, 2003, SBI charged interest at the weighted average rate of 5.20% based on the amount due to SBI. SBI also allocates 10% of its tanker administrative overhead cost to the Partnership. In the opinion of management, these allocation methodologies are reasonable.

Transactions in the Due to Affiliates account for the year ended December 31, 2003, 2002 and 2001 are as follows:




                                                     2003                 2002                 2001
                                                   --------             --------             --------
                                                                    (IN THOUSANDS)
Balance at beginning of period ........            $(31,478)            $(31,121)            $(33,021)
   Net cash remitted to SBI ...........              12,531               10,351                9,493
   Overhead allocated from SBI ........                (550)                (550)                (550)
   Interest expense charged by SBI ....              (1,616)              (2,043)              (2,004)
   Operating expenses .................              (8,616)              (7,783)              (4,674)
   Professional fees allocated from SBI                  (2)                 (24)                 (25)
   Other items ........................                (338)                (308)                (340)
                                                   --------             --------             --------
Balance at end of period ..............            $(30,069)            $(31,478)            $(31,121)
                                                   ========             ========             ========

5. COMMITMENTS AND CONTINGENCIES

        UNIONS AND COLLECTIVE BARGAINING AGREEMENTS. Substantially all of the crew of the SEABULK AMERICA is subject to collective bargaining agreements. Management considers relations with the crewmembers to be satisfactory; however, if these relations were to deteriorate, it could have an adverse effect on the Partnership's operating results. The collective bargaining agreement with the officers (licensed crew) union, which represents approximately 50% of the total crew, expires on December 31, 2006. The collective bargaining agreement for the non-union crew (unlicensed crew), which represents approximately 50% of the total crew, will expire on December 31, 2007.

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

6. CONCENTRATION OF CREDIT RISK

        SIGNIFICANT CUSTOMER. Substantially all of the Partnership's accounts receivable are due from entities that operate in the oilfield or chemical industries. The Partnership performs ongoing credit evaluations of its trade customers and generally does not require collateral. For the year ended December 31, 2003, seven customers accounted for 79% of the Partnership's revenue. As of December 31, 2003, accounts receivables from these customers amounted to 88% of total accounts receivable. The Partnership provides for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Actual losses have historically been within management's expectations and estimates. Recoveries on accounts receivable are recorded against bad debt expense.

7. SENIOR NOTES OFFERING

        On August 5, 2003, SBI completed the offering of $150 million of Senior Notes ("Notes") due 2013 through a private placement eligible for resale under Rule 144A and Regulation S. The net proceeds of the offering were used to repay a portion of the Parent's indebtedness under its existing $180 million credit facility. Interest on the Notes will be payable semi-annually in arrears, commencing on February 15, 2004. The interest rate on the Notes sold to private investors is 9.50%. The Notes are senior unsecured obligations guaranteed by certain of the Parent's U.S. subsidiaries, including the Partnership. The Notes are subject to certain covenants, including, among other things, limiting the Parent's and certain U.S. subsidiaries' (including the Partnership's) ability to incur additional indebtedness or issue preferred stock, pay dividends to stockholders, and make investments or sell assets. On October 31, 2003, SBI and certain U.S. subsidiaries (including the Partnership) filed a registration statement with the SEC to register substantially identical senior notes to be exchanged for the Notes pursuant to a registration rights agreement, so that the notes may be eligible for trading in the public markets. On November 13, 2003, the registration statement was declared effective and SBI commenced the exchange offer. The exchange offer expired on December 16, 2003.